Form 10KSB40
period 1999-12-31
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2000-03-30
CIK 1100688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                  International Environmental Management, Inc.
        (Exact name of Small Business Issuer as specified in its Charter)

NEVADA                                                  65-0861102
------                                                  ----------
(State or other jurisdiction                            (IRS Employee
of incorporation or organization)                       Identification Number)

5801 Wiley Street Hollywood Florida                                 33023
--------------------------------------------------------------------------------
(Address of principal executive offices                           (Zip code)

Issuer's telephone number, including area code:  (954) 961-3033.
                                 ---------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                      NONE

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, Par Value $0.001 Per Share
                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent  filers in response to Item 405 of

Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $383,255

State the aggregate market value of the and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 day:

The company's common stock is not listed or quoted on any exchange or quotation service and there is no established public trading market for the Common Stock. To the knowledge of the Company, trading to date has been irregular and extremely limited. As of October 1, 1999, the highest of the Company's stock was $8.75 per share. The 52 week low occurred in February of 1999, at $7.00 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999 - the number of outstanding shares is one million (1,000,000)

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS .........................................        4

ITEM 2.   DESCRIPTION OF THE PROPERTY .....................................        9

ITEM 3.   LEGAL PROCEEDINGS ...............................................        9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............        9


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS .......        9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......       10

ITEM 7.   FINANCIAL STATEMENT .............................................       11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES ........................................       12


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS ....       12

ITEM 10.  EXECUTIVE COMPENSATION ..........................................       15

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..       15

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................       17

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS ...............................       18

PART I

       ITEM 1. DESCRIPTION OF BUSINESS

       The Company was incorporated under the laws of the State of Nevada on September 6, 1995. One July 1, 1999, the Company acquired all of the issued and outstanding common stock of Broward Recycling, Inc. ("BRI") through the statutory merger of BRI's parent company, International Management, Inc., of Florida. The Company's one subsidiary, BRI, was incorporated under the laws of the State of Florida on 7/10/81. BRI has been in the recycling business for approximately 18 years. The Company seeks to develop its market reach through the acquisition, expansion and integration of other recycling companies. The Company's goal is to be a significant regional supplier of non-ferrous recyclable materials. In addition, it has identified several other recycling opportunities in the non-ferrous segment.

       Through its subsidiary, ("BRI") the Company was in Hollywood Florida as an operating entity during the September 6, 1995 through July 1, 1999 period, operating as Broward Recycling. The company purchased various recyclable metals from the general public. It sorted and prepared the material to be sold to a wholesaler. The wholesaler then shipped the material directly to the mills, which are the end users of the recycled material. The material is melted and manufactured into new end products. IEMI, as the parent of Broward, currently engages in the same recycling business.

       Through its subsidiary, BRI, the Company currently operates one recycling location in South Florida. This operation currently services three counties:
Miami-Dade, Broward, and Palm Beach, for a total population served of 5,000,000 people. The Company is a recycling reclamation and processing facility which processes up to six tons of recyclable material per day. Such material includes aluminum, copper, brass, stainless steel, and other non-ferrous materials. In addition, the Company processes five to ten tons of aluminum cans per month. The purpose of recycling reclamation and processing facilities is to process recyclable material so that it may be reused by businesses in the manufacturing of consumable goods. The Company's primary goal is to create several divisions which each offer a distinct recycling reclamation product.

       Ninety five percent of the material that IEMI purchases is purchased from the general public, generally small businesses. The company does a very small amount of business with large industrial accounts. The small business customers deliver their scrap materials to IEMI. These small business customers are [a] plumbers who recycle their copper tubing and old brass fixtures; [b] air condition repair services who deliver parts from old units; [c] local garages which deliver cast aluminum wheels, automobile radiators, aluminum evaporator coils and assorted aluminum. IEMI does not have any contracts with counties in Florida at this time. The company does not have contracts with its small business clients. The company pays its small accounts in cash.

       IEMI is not tied to one particular source to sell material. Prices are determined by local conditions. The company sells its material to the buyer that offers the highest price, most favorable terms of payment, and most favorable pickup service. The company does not have in place any purchase agreements for its finished material.

       The market for the company's raw finished goods includes the local entities to whom it sells, and an overseas market. The local market includes purchasers such as Titan Recycling and Arrow Recycling. The overseas market includes International Global Metals and East Coast Scrap Metal.

       IEMI complies with environmental regulations by obtaining all of the necessary permits and licenses to operate its facility. The company has current local City of Hollywood licenses, a regional Broward County license, and a State of Florida certification to conduct business as a Secondary Metals recycling facility. No additional licenses or permits beyond those in place are required for the company's operations at this time. As the Company grows and expands its business, it may accept in some future material that requires special handling. IEMI would at that time acquire any necessary licenses or permits.

       The industry is highly fragmented and ripe for consolidation through acquisition. The Company believes that its subsidiary, BRI, has the experience necessary to acquire solid companies in this profitable and growing industry. The company is filing the Form 10-SB at this time to create the potential for capital formation to implement the company's proposed acquisition plan. It is anticipated by management of the company that liquidity of the company's shares, combined with a potentially favorable market response to the company, will facilitate the company as it moves forward to implement its acquisition plan.

       Beginning in early 1990, Broward had a large contract with the City of Hollywood, Florida. That contract was discontinued in March 16, 1996. As a consequence of that loss, Broward's auditors in 1997 expressed its doubts about the viability of Broward as a going concern. Accordingly, the Company embarked upon a plan to acquire capital and enhance the liquidity of the Company's shares with a view to moving beyond this concern. In this regard, the Company received paid in capital in cash and notes in 1999 and 2000.

       The Company intends to establish a central processing facility and have two or three recycling facilities on line which should enable the Company to expand the number of recyclable items it handles such as newspaper, cardboard, glass bottles and plastic. As the Company develops these facilities, it will be in a position to expand its wholesale recycling business. For example, the Company currently purchases copper, brass and aluminum from plumbing and air conditioning repair businesses as well as radiators from car radiator shops and local garages. Using this strategy, the Company believes that within two or three years, it can position itself to operate as a profitable, integrated recycling business.

       The Company's primary business objective is to enhance its revenue growth through the acquisition and consolidation of other scrap metal businesses. Acquisition targets should have a successful operating history which means a record of growth and profitability. Management intends to retain the owners and experienced management of such acquisitions because their knowledge and expertise can provide immediate entry in the market. In addition, acquisition targets should be located in major market areas and should either be the leader in its respective market, or have the potential to assume the first or second position in that market. The Company will prefer target facilities located along the southeast Florida economic area. The company prefers to merge with or acquire facilities that are close to a highway or expressway. IEMI intends to acquire facilities with clear access to at least one major roadway. Such locations facilitate receipt of raw materials and resale of raw finished goods. This would enable the Company to ship large volumes of material to major consumers.

       The company has signed two non-binding letters of intent. They are with two local recycling companies. The letters are general statements of intent, the material term of which is that IEMI will acquire all of the stock of each company. One was signed in June 1999 and the other in September 1999. No final purchase agreement has been executed in regard to either letter of intent. The parties have informally agreed that the acquisitions will not go forward until after IEMI is fully approved for trading. Accordingly, IEMI has not received audited financial information from either proposed acquisition target. Accordingly, audited financial information is not available at this time, and will not be available until after the company obtains its NASDAQ Bulletin Board listing.

       Another strategy of the Company is to develop the capacity to recycle products other than non-ferrous metals. This could be accomplished through the establishment of a central processing facility, with two to three recycling facilities on line. This should enable the Company to expand its wholesale recycling business and to develop a ferrous (steel) recycling division. The wholesale division will work with existing businesses.

       The Company also intends to have a container service division located in South East Florida, if negotiations proceed successfully. The potential value of the market for this service is $5-$10 billion, within the Company's operating geographic range. The source for this statement is the October 26, 1996 edition of "Waste News;" article entitled "Chicago Firm Targets Larger Scrap Industry," author, Tom Andreoli. Principal users of this service are real estate developers, who need containers on site to remove construction debris. To enter this market, the Company must build a facility, acquire a small fleet of trucks, and acquire containers. The cost of this undertaking is projected at approximately $750,000.

       As the Company grows, it intends to establish a solid waste-brush and yard waste composting facility. Municipalities are coming to the realization that incineration and land filling are not the most environmentally sound ways of handling their solid waste, trash and brush material. (Brush material is yard waste such as tree trimmings, grass clippings, and associate shrubs, weeds, or other plant life.) The Company believes this business segment of the market has a potential value of $250-$500 million. To implement this strategy, the Company must build the facility referenced in the preceding paragraph. The Company projects that entry into this industry sector would be feasible in the third or fourth quarter of the year 2000.

       Consulting services are yet another strategy for growth in the industry. Many, if not most, of the communities in the U.S. are imposing mandatory recycling requirements on the businesses community. The Company intends to position itself to respond to this emerging market offering recycling consulting services to assist businesses in compliance with governmental regulations. To implement this strategy, the Company must employ two consultants.

       A final strategy for growth would is entry into the solid waste and landfill management business. The Company perceives a window of opportunity to acquire smaller privately owned landfills. There are several hundred of these landfills nationwide and are selling in the $3 million to $10 million range. Such an acquisition would provide immediate cash flow and substantial net profit to the Company's operations. Management believes it is essential to get a solid waste landfill division on line as soon as possible.

       The Company has no product, or product in development, which would materially impact its financial and operating condition. The Company is not dependent upon the availability or raw materials in order to operate. The Company does not rely on any patents, copyrights, trademarks, or other intellectual property in order to operate. The Company's operations are not affected by seasonal changes. The Company does not maintain a material amount of production inventory. The Company does not extend terms to customers. The Company is not dependent upon a single customer or a small group of customers. The largest customer of the Company purchases less than 5% of the Company's production. There is no back log in the Company's production. The Company does not rely on government contracts for its revenues.

       The Company is aware there is significant competition in the recycling industry. The Company will be competing with numerous companies that already have a substantial share of the market as well as greater management and technological resources. Competitors also may have greater financial resources than that of the Company. Current local competition and local conditions are as follows. The Company's local market is primarily in Miami-Dade, Broward and Palm Beach counties. There are several dozen small to medium size scrap metal recycling dealers. There are five or six larger dealers and a few wholesale companies that ship all of their material direct to the mills who are the end users. Many of the small and medium size operations buy and sell on a weekly basis and do not have the resources to compete with the few larger operations. It is a highly fragmented industry. The Company has entered into two letters-of-intent, one with a smaller operation and one with a larger operation, calling for mergers with the referenced companies . The Company believes certain other dealers in the local market may be prepared for merger as well. The Company believes this market is ready for consolidation. Each small and medium. size operation can only handle what is delivered to them or they can pick -up in a very small radius from their location The Company's goal is to become the number one regional scrap metal recycling operation in the south Florida area.

       The Company is not regulated by any federal or state regulatory agency with regard to environmental matters.

       The Company employs two full time managerial staff at the parent level, and five full and part time non-management employees at the subsidiary level.

       ITEM 2. DESCRIPTION OF PROPERTY

       The Company owns its headquarters and operating facility at 5801 Wiley Street Hollywood, Florida 33023. The estimated value of the land and building is $225,000. The company owns operating equipment with a depreciated value of approximately $50,000.

       ITEM 3. LEGAL PROCEEDINGS.

       The Company is not a party to any litigation nor, to the knowledge of management, is any litigation pending or threatened against the Company. The Company is not a party to any other legal proceedings which would have a material impact on the Company's operations and/or financial condition, nor is the Company aware of any such threatened proceeding.

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no submissions of matters to a vote of security holders.

       PART II

       ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       At December 31 1999, there were 34 holders of Common Stock. The Company's Common Stock is not listed or quoted on any exchange or quotation service and there is no established public trading market for the Common Stock. To the knowledge of the Company, trading to date has been irregular and extremely limited. As of October 1, 1999, the highest price of the Company's stock was $8.75 per share. The 52 week low occurred in February of 1999, at $7.00 per share.

       The Company will seek a market maker to submit an application with NASDAQ's OTC Bulletin Board to have its Common Stock quoted. In order to be approved for OTC Bulletin Board quotation, the Company must be current in reporting pursuant to the Securities and Exchange Act of 1934. The Company will seek to encourage at least one market maker for the Common Stock. Making a market involves maintaining bid and ask quotations and being able, as principal, to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements.

       The development of a public market having the desirable characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time, over which neither the Company nor any market maker has any control. Accordingly, there can be no assurance that an active and liquid trading market for the Common Stock will develop, or if a market develops, that it will continue.

       The Board of Directors may consider paying dividends in the future and will periodically review its policy regarding dividends. Declaration of dividends, if any, by the Board of Directors will depend upon a number of factors, including capital requirements, investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Company's results of operations and financial condition, tax considerations and general economic conditions, as well as other relevant factors. No assurances can be given, however, that any dividends will be declared, what amount the dividends will be, or whether such dividends, once commenced, will continue to be paid. The Company may pay stock dividends in lieu of, or in addition to, cash dividends. The Company has not paid any dividends since its inception, however, it intends to pay dividends as soon as business operations permit.

       ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       ASSUMPTIONS

       The following management's discussion and analysis or plan of operation is based on the audited financial statements exhibit. The audited financial statements reflect the financial condition of the Company for the periods ended December 31, 1999 & 1998

       RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

       Total sales of the Company for the year ended December 31, 1999 increased by $358,255 from sales for the year ended December 31, 1997 as the company was developmental state. This increase was due to the acquisition of Broward Recycling and entry into the metals/scrap market.

Cost of goods sold increased $267,780 and the gross profit increased by $115,465 for the year ended December 31, 1999 as compared to the previous year. Gross profit as a percentage of revenue for 1999 increased to 30%.

       Net income increased $8,370 to ($161,402) from ($170,772) for the year ended December 31, 1999 as compared to the previous year. Management does consider this a material increase. These numbers essentially reflect the costs of operating the business, versus a developmental stage company, prior to commencing operations.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has in recent years financed its operations primarily with loans directly from and/or guaranteed by the principle shareholders. The Company anticipates that revenues from operations will be able to satisfy the Company's cash requirements. Periodic equity financing has assisted the Company in working towards this goal during the subsequent six month period. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required

Present cash on hand is not sufficient to meet the Company's operating plan as stated in the original management discussion and analysis. Although each month the company is improving its position, the Company will continue to seek equity funding during the next six month period to meet its business objectives. The alternative financial support will come from Global Capital Corporation.

       ITEM 7. FINANCIAL STATEMENTS

The following table sets forth the current year and last two years of operating data from the Company's South Florida market area.

          STATEMENTS OF OPERATIONS DATA
                YEAR ENDED DECEMBER 31,
                                                 1997              1998             1999
                                             ==============================================
                          TOTAL REVENUE       $  718,178       $  560,152       $  383,255
               TOTAL COSTS AND EXPENSES       $  721,451       $  649,606       $  264,842
          PROFIT (LOSS) FROM OPERATIONS       $  (3,273)       $ (89,454)       $(149,377)
NET PROFIT (LOSS) APPLICABLE TO COMMON
                           SHAREHOLDERS       $  (3,273)       $ (89,454)       $(161,402)
     NET PROFIT (LOSS) PER COMMON SHARE       $ (0.0013)       $ (0.0358)       $ (0.0587)

                     BALANCE SHEET DATA
                YEAR ENDED DECEMBER 31,

                        WORKING CAPITAL       $(254,031)       $(374,826)       $ (32,814)

                              TOTAL ASSETS       $  155,644       $  189,479       $  289,004
                         TOTAL LIABILITIES       $  301,375       $  528,792       $  321,818
STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)       $(145,731)       $(339,313)       $  32,814


       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

       ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

       The Board of Directors of the Company is currently composed of five members, each of whom serves for a term of one year. Executive officers are elected annually by the Board of Directors and serve at the Board's discretion. The following table sets forth information with respect to the directors and executive officers of the Company.

NAME                     AGE        POSITION                            CURRENT TERM            EXPIRES
----                     ---        --------                            ------------            -------
Harold Solomon           45         Chairman, CEO, Pres                 July 1999               2000

George R. Keller, Jr.    44         Director                            July 1999               2000

Francis LaTorre          31         Director                            July 1999               2000

Anthony Caliendo         30         Director                            July 1999               2000

Sam Benson               43         Director                            July 1999               2000

All directors hold office until the next annual meeting of the Company (currently expected to be held during the first Monday of December 2000) and until their successors are elected and qualified, subject to earlier removal and replacement by the shareholders. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal and replacement by the Board of Directors. All of the directors reside in the State of Florida.

Harold Solomon currently serves as Chairman of the Board, CEO and President of the Company. Mr. Solomon founded BRI in 1980 and has been overseeing its operation since it was formed. He transformed BRI from an old fashioned "junkyard" into a complete non-ferrous scrap metal recycling facility. Mr. Solomon, with 19 years experience in the field of recycling, has also instituted programs for inventory control, process management and quality control procedures. He is responsible for the hiring and training of employees, and for the Company's public relations, marketing and advertising. Prior to forming BRI, Mr. Solomon was the Director of Admission and Records at Florida International University. He was part of the team that formed the University's North Miami campus and initiated many of the procedures in the Admission and Records office that helped the new campus grow and prosper. Mr. Solomon holds a B.A. in History and Educational Administration, with a Minor in Music Education, from Florida International University. Mr. Solomon also currently serves as the President of the Hollywood Philharmonic Orchestra.

George R. Keller, Jr. currently serves as a Director/Treasurer. Mr. Keller is the Assistant Director, Department of Safety and Emergency Service for Broward County. Mr. Keller previously served as the Director of the Department of Development Administration of the City of Hollywood, Florida. He was also previously employed by the Urban and Regional Research Center in Gainesville.

Mr. Keller held the following positions in the City of Hollywood: Assistant City Manager (Interim City Manager), Director or Development Administration, Planning Administrator, Community Development Director and Post Disaster Recovery Director. Much of Mr. Keller's work experience has been in the areas of land use planning, zoning, real estate development, urban redevelopment economic development, annexation, emergency management and code enforcement. Recently, in the spring of 1999, Mr. Keller completed the Community Emergency Response Team
(CFRT) training program available to local residents. Other professional memberships and affiliations include: the International City/County Manager's Association, American Institute of Certified Planners (AICP), American Planning Association, Hollywood Housing Authority (former Commissioner), 1990 Price Waterhouse/South Florida Business Journal "Up & Comers" Award, Florida Real Estate License (inactive), Juvenile Diabetes Foundation and Broward County Humane Society. He holds a B.S. Degree in Urban Geography and a M.A.T. Degree in Urban Geography and Urban and Regional Planning from the University of Florida, Gainesville, Florida

Francis LaTorre serves as a Director. He is a Loan Consultant to South Florida Mortgage

Consultants, Inc., and a realtor for Broward Real Estate Sales Co., Inc. He previously worked in sales for Galacticomm., Inc. While active duty in the US Navy, Mr. LaTorre received the Hospital Corpsman Certificate with honors from the Naval School of Health Sciences, San Diego. Mr. LaTorre is a 1995 graduate of Columbia College. Mr. LaTorre also serves as Chairperson of the finance committee of the Hollywood Philharmonic Orchestra.

Anthony Caliendo currently serves as a Director/V.P. Sales & Marketing. He is presently a Sales Manager for Global Asset Partners, of Nassau, Bahamas, an asset management company. (See, "Conflicts of Interest".) He has previously served as a loan officer for K&B Capitol, and as Finance Manager for Royal Palm Homes, both in Boca Raton, Florida. He also held various management positions with Bally's Fitness Corp. Mr. Caliendo held both General Manager and District Manager positions with Bally's Fitness Corp. in Chicago, from 1987 to 1990. At age 18, he was the youngest G.M. in Bally's history and as District Manager, he was recognized for his managerial and marketing skills by earning Manager of the Year, Employee.- of the Year and Salesman of the Year Awards, in addition to winning Bally's Annual National Sales Contest.

    As General Manager of two different World Gym locations in Chicago in 1992 and 1993, Mr. Caliendo oversaw Human Resources, Marketing and Sales, exceeded sales projections of over $2 million, and helped to make the World Gym the fastest growing fitness facility in Chicago. In 1994, as a General Securities Representative (NASD I Series Seven) for a small boutique investment banking firm in South Florida, Mr. Caliendo became the top producer within 4 months, recruited brokers and conducted training courses and raised equity in excess of $2 million. At present, Mr. Caliendo serves as the Vice President of Investor Relations for Royal Palm Homes, a real estate development company in South Florida. He is also a Loan Officer for K&B Capital Corp., currently engaged in several commercial finance ventures and residential mortgages, and also serves as a Sales Manager for Global Asset Partners, working in Investment Banking Financing and training new Account Executives.

Sam Benson currently servers as a Director/Secretary. Mr. Benson graduated in 1978 from the University of Miami with a B.B.A. in International Finance and Marketing, From 1978 to 1982 Mr. Benson worked for Quaker Oats. First to set up major accounts for Quaker Oats in South Florida, he was then the Southeast United States liaison for these major accounts. From 1982 to 1986 Mr. Benson attended medical school, graduating in 1986 with his M.D. degree. From 1986 to 1989 Mr. Benson participated with a South Florida pediatrician. From 1989 to present Mr. Benson has worked for Elise

Undergarment in various management capacities. For the past year he has been responsible for their locating and building a facility in Uman, Mexico.

       ITEM 10. EXECUTIVE COMPENSATION.

       Mr. Solomon is compensated at the rate of $120,000 per year plus customary benefits.

       Mr. Albert Massucco, Jr., is compensated at the rate of $65,000 per year.

       Mr. Solomon and Mr. Massucco are the only members of management of the Company who receive regular salaried compensation.

       All officers and directors will be reimbursed for any expenses incurred on behalf of the Company. Directors will be reimbursed for expenses pertaining to attendance at meetings, including travel, lodging and meals.

       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 6, 2000, the shares of common stock beneficially owned by each person who was a beneficial owner of more than five percent of the outstanding shares of common stock and by directors and executive officers.

-------------------------------------------------------------------------------------------------------
                                                       NUMBER OF SHARES            PER CENT OF
CLASS OF SHARES           BENEFICIAL OWNER             BENEFICIALLY HELD           BENEFICIAL OWNERSHIP
-------------------------------------------------------------------------------------------------------
Common                    Harold Solomon               1,500,000                   51%
                          5801 Wiley Street
                          Hollywood
                          FL 33023
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Common                    Global Capital               1,225,000                              7.5%
                          Group, Inc.
                          225 Mizner Blvd
                          Boca Raton
                          FL 33432
                          David Van Vort
                          President
-------------------------------------------------------------------------------------------------------
Common                    Global Capital               215,000                                7.166%
                          Management
                          Group Inc
                          14999 W. Palmetto
                          Park Road
                          Boca Raton
                          FL 33486
                          William Haynes
                          President
-------------------------------------------------------------------------------------------------------
Common                    DVV Investments Inc.         180,000                                6%
                          428 Wavecrest Ct.
                          Boca Raton
                          FL 334323
                          Jeff Monroe
                          President
-------------------------------------------------------------------------------------------------------
Common                    Palmetto Art                 130,000                                4.33%
                          Associates, Inc.
                          3094 Westbury H
                          Deerfield Beach
                          FL 33442
                          Karina Vidal
                          President
-------------------------------------------------------------------------------------------------------
Common                    Q Capital, Inc.              125,000                                4.166%
                          5551 Marbella Dr.
                          Boca Raton
                          FL 33433
                          Karina Vidal
                          President
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Common                    Opportunity Int'l            125,000                                4.166%
                          Group, Inc.
                          9953 Ramblewood
                          Drive
                          Coral Springs
                          FL 33071
                          Rochelle Gross
                          President
-------------------------------------------------------------------------------------------------------

       The shareholders identified above other than Mr. Solomon comprise a group as that term is defined in Section 13(d)(3) of the Exchange Act.

       ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company was incorporated on September 6, 1995. Since its incorporation, the Company has issued 3,500,000 shares of its Common Stock. A majority of these shares are held by the Company's President and CEO.

       On June 2, 1999, the Company entered into a Consulting Agreement with Global Capital Management, Inc. ("Global"), whereby Global will offer strategic advice regarding capitalization, capital structure, potential investors, corporate transactions, in order to implement the Company's business plan. Pursuant to the Consulting Agreement, Global received 200,000 shares of the Company's common stock. In addition, Global received the right to purchase up to $950,000 of the stock in the limited offering conducted by the Company in late 1999 and early 2000, pursuant to Rule 504 which stock was issued without restrictive legend. The application of Rule 504 to the offering is discussed under Item 8. The shares are to be issued effective January 29, 2000. The accounting consequences are set forth in Note 7 to IEMI 1998 Consolidated Financial Statement.

       The Company has entered into loan transactions with certain related parties, as set forth on the unaudited consolidated financial statements for the period ended September 30, 1999. The parties to the loans are as follows (1998 dollar amount of loan followed by name): $18,194, Betsy Firger, daughter of former mortgage holder; $25,000, Sun Financial; $115,134, George Klien, shareholder; $60,000, Robert Elmore, business associate; $11,125, Al Massucco, Sr., relative of employee; $12,348, Diane Hasett, relative of employee.

       Mr. Anthony Caliendo, a director of the Company, is employed as a Sales Manager for Global Asset Partners, a Bahamian asset management company. Global Asset Partners, Ltd., is affiliated with Global Capital Management, Inc. through certain common ownership.

       ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

       Please see attached Consolidated Financial Statements - December 31, 1999 and 1998 - for International Environmental Management, Inc.

       The exhibits that are required to be filed herein are incorporated by reference to the Form 10-SB-a (See General Form for Registration of Securities of Small Issuers Under section 12(b) or 12(g) of the Securities Exchange Act of
1934).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.



By:         /s/ Harold Solomon
            --------------------------------
            Harold Solomon
            President

By:         /s/ George R. Keller, Jr.
            --------------------------------
            George R. Keller, Jr.
            Director

By:         /s/ Francis LaTorre
            --------------------------------
            Francis LaTorre
            Director

By:         /s/ Anthony Caliendo
            --------------------------------
            Anthony Caliendo
            Director

By:         /s/ Sam Benson
            --------------------------------
            Sam Benson
            Director

Dated: March 29, 2000

                  INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.

                                INDEX TO EXHIBITS

       ITEM 1. INDEX TO EXHIBITS

       See Index to Exhibits (previously filed Form 10 SB-a on January 6, 2000, incorporated herein by reference)

       ITEM 2. DESCRIPTION OF EXHIBITS

       Exhibit      Description
       No.

       1. Stock Exchange and Merger Agreement Between Tyrol Pines, Inc. and Registrant

       2.           Articles of Merger Between Tyrol Pines, Inc. and Registrant

       3.           Articles of Incorporation of Registrant (f/k/a/Tyrol Pines,
                    Inc.).

       4.           By-Laws of Registrant (f/k/a/Tyrol Pines, Inc.).

       5.           Subscription Agreements Between Global Capital Group, Inc.
                    and Registrant, and between Global Capital Management Group, Inc. and Registrant

       6. Consulting Agreement between Global Capital Management Group, Inc. and Registrant

       7.           Subsidiaries of Registrant

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS

                                                     PAGE
                                                     ----
Independent Auditors' Report                          1

Consolidated Balance Sheets                           2

Consolidated Statements of Operations                 3

Consolidated Statements of Stockholders' Equity       4

Consolidated Statements of Cash Flows                 5

Notes to Consolidated Financial Statements          6 - 9

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
International Environmental Management, Inc. and Subsidiary
Hollywood, Florida

We have audited the accompanying balance sheet of International Environmental Management, Inc. and Subsidiary as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Environmental Management, Inc. and Subsidiary as of December 31, 1999 and 1998 in conformity with generally accepted accounting principles.




March 15, 2000
Coral Springs, Florida

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999

                                     ASSETS

Current Assets
  Inventory                                                      $  19,167

Property, Plant and Equipment
  (Net of $5,859 of
  accumulated depreciation)                                        269,390

Other Assets
  Organizational cost (net of
  $693 of accumulated amortization)                                    107
  Deposits                                                             340
                                                                ----------
                                                                       447
                                                                ----------
      Total Assets                                               $ 289,004
                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes Payable - Current Portion                                $  26,592
  Accounts Payable and Accrued Expenses                            117,486
  Cash Overdraft                                                     1,246
  Customer Deposits                                                 18,152
                                                                ----------
      Total Current Liabilities                                  $ 163,476

Long Term Liabilities
  Notes Payable                                                    158,342
                                                                ----------
      Total Liabilities                                            321,818
                                                                ----------
Stockholders' Equity
  Common Stock, $.001 Par Value 25,000,000 Shares
  Authorized 3,500,000 Issued and Outstanding                        3,500
  Additional paid in capital                                       422,772

  Accumulated deficit                                             (161,441)
  Accumulated deficit during development stage                    (171,145)
                                                                ----------
                                                                    93,686

  Less: Subscriptions Receivable                                  (126,500)
                                                                ----------
  Total Equity                                                      32,814
                                                                ----------
      Total Liabilities and Stockholders'
      Equity                                                     $ 289,004
                                                                ==========

               See accountants' report and accompanying footnotes

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31,1999 AND 1998

                                                                    DEVELOPMENT
                                                                       STAGE
                                                     1999               1998
                                                 ----------          ----------
Revenues                                         $  383,255          $    - 0 -


Cost of Goods Sold                                  267,790               - 0 -
                                                 ----------          ----------


Gross Profit                                        115,465               - 0 -
                                                 ----------          ----------

      Salaries and Wages                            145,110             100,000
      Other General and Administrative
            Expenses                                119,732              70,772
                                                 ----------          ----------

Total Operating Expenses                            264,842            (170,772)
                                                 ----------          ----------


Income (Loss) Before Other Income and
     (Expense)and Provision for Income
      Taxes                                        (149,377)           (170,772)


Other Income(Expense)                                                     - 0 -

      Interest Expense                              (12,064)              - 0 -
                                                 ----------          ----------


Income (Loss) Before Provision For
      Income Taxes                                 (161,441)           (170,772)


Provision for Income Taxes                            - 0 -               - 0 -
                                                 ----------          ----------


Net Income (Loss)                                $ (161,402            (170,772)
                                                 ==========          ==========

Loss Per Common Share                            $   (.0587)              NIL
                                                 ==========          ==========

Weighted Average Common Shares
      Outstanding                                 2,750,000           1,900,000
                                                 ==========          ==========

              See accountants' report and accompanying footnotes

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998



                                                                                                 ACCUMULATED
                                            COMMON STOCK        ADDITIONAL                     DEFICIT DURING
                                        -------------------      PAID-IN     ACCUMULATED         DEVELOPMENT
                                        # SHARES     AMOUNT      CAPITAL       DEFICIT              STAGE
                                        ---------   -------     ---------    -----------      --------------
December 31, 1998                       2,500,000   $ 2,500     $  (2,432)         --         $     (171,145)

Issuance of common stock                1,000,000     1,000       499,000          --              --

Adjustments to capital to
      reflect acquisition of
      subsidiary                                       --         (73,796)         --              --

Net (Loss) December 31, 1999                                     (161,441)
                                        ---------   -------     ---------    -----------      --------------

December 31, 1999                       3,500,000   $ 3,500     $ 422,772    $  (161,441)     $     (171,145)
                                        =========   =======     =========    ===========      ==============


              See accountants' report and accompanying footnotes

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                               DEVELOPMENT
                                                                                  STAGE
                                                             1999                  1998
                                                         ------------         ------------
Cash Flow from Operating Activities
Net (Loss)                                                $(161,441)            $(170,772)

  Adjustments to reconcile net loss
  to net cash used for operating
  activities:
     Depreciation and amortization                            6,019                   160

  Changes in assets and liabilities

  (Increase) in inventory                                   (19,167)                - 0 -
  (Increase) in deposits                                       (340)                - 0 -
  Increase in accounts payable
  and accrued expenses                                       16,584               100,100
  Increase in cash overdrafts                                 1,246                 - 0 -
  Increase in customer deposits                              18,152                 - 0 -
  (Increase) decrease in loan
     receivable                                              34,500               (34,500)
                                                         ------------         ------------

Net cash used in operating activities                      (104,447)             (105,012)
                                                         ------------         ------------
Cash flows from investing activities

   Acquisition of property, plant and
     equipment                                             (244,694)                - 0 -
                                                         ------------         ------------
Cash flows from financing activities

  Proceeds from common stock                                500,000                    68
  Proceeds from notes and leases
     payable                                                160,283
  Reduction in notes and leases payable                      (5,902)
  Proceeds from loans payable                              (105,000)              105,000
  Subscriptions receivable                                 (126,500)
  Adjustments to capital to reflect
     acquisition of subsidiary                              (73,796)
                                                         ------------         ------------
  Net cash flows from financing
   activities                                               349,085               105,068
                                                         ------------         ------------

Net increase (decrease) in cash                                 (56)                   56

Cash - beginning                                                 56                 - 0 -
                                                         ------------         ------------

Cash - ending                                             $   - 0 -             $      56
                                                         ============         ============


              See accountants' report and accompanying footnotes

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS AND ORGANIZATION

          The Company was organized in the State of Nevada on September 6, 1995. On June 16, 1998, the Company acquired the net assets of International Environmental Management, Inc. in a reverse merger and changed its name to International Environmental Management, Inc. The Company was formerly named Tirol Pines, Inc. until June 16, 1998.

          On July 1, 1999, the Company entered into a merger agreement with Broward Recycling, Inc. (a Florida Corporation). Though this acquisition was treated as a separate legal transaction, it was considered by all parties as a second part of the above mentioned merger. No further consideration changed hands. Broward Recycling, Inc. is in the business of collecting and processing scrap metal.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Broward Recycling, Inc. All significant intercompany accounts and transactions have been eliminated.

          ORGANIZATIONAL COSTS

          The Company is amortizing its organization costs over a five year period on a straight line basis. Amortization expense for the years ended December 31, 1999 and 1998 was $160.

          USE OF ESTIMATES

          The accounting and reporting policies of the Company are in conformity with generally accepted accounting principles. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results can differ from those estimates.

          INVENTORIES

          Inventories (stated at the lower of cost market) consist of scrap metal.

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

          FIXED ASSETS

          Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 39 years), utilizing both the straight-

          line and declining balance methods. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

          CUSTOMER DEPOSITS

          The Company obtained advances and deposits from various customers for working capital purposes. These deposits are periodically applied to accounts receivable.

          REVENUE RECOGNITION

          Revenue is recognized upon the sale of scrap metal.

          EARNINGS (LOSS) PER SHARE

          Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. The number of shares used for the fiscal years ended December 31, 1999 and 1998 were 2,750,000 and 1,900,000, respectively.

NOTE 2 -  PROPERTY, PLANT AND EQUIPMENT

          Land                                            $  50,000
          Building                                          140,000
          Machinery and Equipment                            85,249
                                                          ---------

          Total                                             275,249
          Less:  Accumulated Depreciation                    (5,859)
                                                          ---------

          Net Property Plant and Equipment                $ 269,390
                                                          =========


NOTE 3 -  LEASING COMMITMENTS

          The Company has entered into various leases for equipment in 1999 under agreements classified as capital leases. Assets under capital leases in accordance with FASB 13 are capitalized using interest rates appropriate at the inception of the lease.

          The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1999.

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 -  LEASING COMMITMENTS (CONTINUED)

          Year ending December 31:
          2000                                                                  $  9,252
          2001                                                                     8,065
          2002                                                                     8,042
          2003                                                                     8,623
                                                                                --------
            Total future minimum lease payments                                 $ 33,982
                                                                                ========

NOTE 4 -  NOTES PAYABLE

          Notes Payable consist of the following:

          Note Payable, individual, 12.9% interest, secured by
          mortgage on Company land and building, monthly payments
          $1,460, matures September 2013. The principle and
          interest rate of the 1997 balance was refinanced in
          1998                                                                  $112,552

          Note incurred to settle a litigation payable
          in monthly installments of $1,200 unsecured
          and non-interest bearing                                                38,400

          Capitalized equipment leases secured by
          equipment                                                               33,982
                                                                                --------

          Total notes payable and leases payable                                 184,934
          Current portion                                                         26,592
                                                                                --------
          Non current portion                                                   $158,342
                                                                                ========

NOTE 5 -  INCOME TAXES

          Under FASB 109 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has net operating losses (NOL's) of approximately $300,000 expiring through 2014.

          Deferred tax benefit                                                  $100,000
          Valuation allowance                                                   (100,000)
                                                                                --------
                Net Benefit                                                     $  - 0 -
                                                                                ========

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5 -  INCOME TAXES (CONTINUED)

          Due to uncertainty of utilizing the NOL and recognizing the deferred tax benefit an offsetting valuation allowance has been provided.

NOTE 6 -  CAPITAL TRANSACTIONS

          On May 22, 1998, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 25,000 shares to 25,000,000. Additionally the Board of Directors approved a 40 to 1 forward stock split of its common stock thereby increasing the number of outstanding shares from 25,000 to 1,000,000.

NOTE 7 -  PRIVATE PLACEMENT MEMORANDUM

          The company pursuant to Regulation D of the Securities and Exchange Act of 1933 conducted a private placement of $1,000,000. The offering consists of 2,000,000 shares at $.50 per share.

NOTE 8 -  SUPPLEMENTAL CASH FLOW INFORMATION

          The Company acquired $34,553 of equipment subject to a capitalized lease obligation.

                                                             1999                    1998
                                                           --------                ---------
                        Taxes paid                         $  - 0 -                $  - 0 -
                                                           ========                =========
                        Interest expense                   $ 12,064                $  - 0 -
                                                           ========                =========