Form 10QSB
period 2000-03-31
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2000-05-23
CIK 1100688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

Quarterly report under section 13(d) or 15(d) of the Securities Exchange Act of
              1934 for the quarterly period ending March 31, 2000

                        Commission File Number: 000-28415

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

                  5801 Wiley Street Hollywood Florida 33023
            (Address of principal executive offices and Zip code)

                                (954) 961-3033
                         (Issuer's Telephone Number)

                               ---------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               Yes    X              No
                    -----               -----

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000 - 1,000,000 (one million) Common Shares, $.001 par value.

Transitional Small Business Disclosure Format: (check one)

               Yes    X              No
                    -----               -----

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

         Balance Sheets                                                        4

         Liabilities and Shareholders's Equity                                 4

         Statements of Operations                                              5

         Statements of Cash Flow                                               6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis or Plan of Operation             8-9

PART II. Other Information                                                     9

Item 6.  Reports of Form 8-K                                                   9

         Signatures                                                           10

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

        The following sets forth the financial statements for the first quarter 1999 compared to the first quarter of 2000. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

                 INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

    ASSETS                                                    MARCH 31, 2000       DECEMBER 31, 1999
                                                                 (UNAUDITED)                (AUDITED)
                                                                 -----------               ---------
    Current Assets:
         Cash and Cash Equivalents                                $       0                $       0
         Inventory                                                    9,132                   19,167
         Loans to Stockholders                                        9,522                        0
              Total Current Assets                                   18,654                   19,167
    Property, Plant and Equipment (Net of $8,929 and $5,859
         accumulated depreciation at March 31, 2000 and
         December 31, 1999)                                         266,320                  269,390
    Other Assets:
         Organizational Costs (Net of $733 and $693
         accumulated amortization at March 31, 2000 and
         December 31, 1999)                                              67                      107
         Deposits                                                       340                      340
              Total Other Assets                                        407                      447

              Total Assets                                        $ 285,381                $ 289,004
                                                                  ==================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

    Current Liabilities:
         Cash Overdraft                                           $  13,142                $   1,246
         Accounts Payable and Accrued Expenses                      115,654                  117,486
         Customer Deposits                                           17,304                   18,152
         Notes Payable - Current Portion                             27,045                   26,592
              Total Current Liabilities                             173,145                  163,476
    Long Term Liabilities
         Notes Payable                                              150,847                  158,342
              Total Liabilities                                     323,992                  321,818
    Stockholders' Equity:
         Common Stock, $.001 Par Value; 25,000,000
              Shares Authorized; 3,500,000 Issued and
              Outstanding                                             3,500                    3,500
    Additional Paid In Capital                                      422,772                  422,772

    Accumulated Deficit                                            (233,238)                (161,441)
    Accumulated Deficit During Development Stage                   (171,145)                (171,145)
                                                                     21,889                   93,686

    Less: Subscriptions Receivable                                  (60,500)                (126,500)
    Total Equity                                                    (38,611)                 (32,814)

              Total Liabilities and Stockholders' Equity          $ 285,381                $ 289,004
                                                                  ==================================

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (UNAUDITED)

                                                           2000          1999
                                                           ----          ----
Revenues                                              $ 241,334        $       0

Cost of Goods Sold                                      183,981                0

Gross Profit                                             57,353                0

     Salaries and Wages                                  59,150                0
     Other General and Administrative Expenses           64,620               88

Total Operating Expenses                                123,770               88

Income (Loss) Before Other Income (Expense) and
     Provision for Income Taxes                         (66,417)             (88)

     Interest Expense                                     5,380                0

Income (Loss) Before Provision for Income Taxes         (71,797)             (88)

Provision for Income Taxes                                    0                0

Net Income (Loss)                                     $ (71,797)       $     (88)
                                                      ==========================

Loss Per Common Share                                 $ (0.0205)          $  Nil
                                                      ==========================

Weighted Average Common Shares Outstanding            3,500,000        1,900,000
                                                      ==========================

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                   2000            1999
                                                                   ----            ----
    Cash Flow from Operating Activities:
    Net (Loss)                                                   $(71,797)       $    (88)

    Adjustments to Reconcile Net Loss to Net Cash Used For
    Operating Activities:
         Depreciation and Amortization                              3,110              40

    Changes in Assets and Liabilities:

    (Increase) Decrease in Inventory                               10,035               0
    (Increase) Decrease in Loans to Stockholders                   (9,522)              0
    Increase (Decrease) in Cash Overdraft                          11,896               0
    Increase (Decrease) in Accounts Payable and Accrued
    Expenses                                                       (1,832)             48
    Increase (Decrease) in Customer Deposits                         (848)              0

    Net Cash Used in Operating Activities                         (58,958)              0

    Cash Flow from Financing Activities:
    Reduction in Notes Payable                                     (7,042)              0
    Decrease in Subscriptions Receivable                           66,000               0
    Net Cash Used in Financing Activities                          58,958               0

    Net increase (decrease) in Cash                                     0               0

    Cash - Beginning                                                    0              56

    Cash - Ending                                                $      0        $     56
                                                                 ========================

                  INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000 (UNAUDITED)

1. Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated in consolidation.

2. Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2000 and 1999 covered thereby.

3. Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

4. Legal Proceedings - The Company is not currently party to any legal proceedings.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion is intended to assist in an understanding of the Company's results of operations for the first quarter of 1999 compared to the first quarter of 2000.

        Forward-Looking Information

        This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services, prices and other factors.

        Results of Operations

        IEMI's net revenues for Q1 2000 increased by 92% compared to Q1 1999. (The 1999 numbers for comparison are Broward Recycling, prior to the acquisition by IEMI in June of 1999). The Company's revenue increase is directly related to local sales and marketing efforts, and expansion of its international business segments. During the first quarter, 2000, IEMI started recycling cruise ship aluminum cans from international (mainly Caribbean) ports.

        The Company expects revenue for the second quarter of 2000 to be up from the first quarter revenue of $241,334. Revenue is partly a function of the mix of recyclable material types and the instability of the metals market, which is difficult to predict. Revenue is also subject to the impact of the economic conditions in the various geographic regions that the Company services, both domestically and internationally.

        IEMI's loss for Q1 2000 increased by $70,000 from Q1 1999. On a per share basis, the Company lost $ (.02) per common share in Q1 2000 versus nil in the Q1 1999 period. The loss is attributable to the expansion and acquisition plan the company has put forward for the year 2000, which has resulted in general and administrative expenses. Without the acquisition expenses, the Company would have been profitable in the first quarter of 2000. Spending on its acquisition plan will continue throughout the year 2000.


        The Company anticipates that the gross profit percentage to increase in the second quarter and for that trend to continue for the rest of 2000. IEMI's gross margin percentages in any period varies dependent on the product mix, as well as the needs of the metals market, and supply and demand conditions. The Company is implementing new cost control measures to increase gross margins. Various other factors such as metals yield and inventory levels will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

        A worse case scenario involving a critical supplier of raw materials would be the partial or complete shutdown of the supplier and its resulting inability to provide materials to the Company on a timely basis. While efforts to work with suppliers continues, contingency planning has emphasized the identification of secondary sources.

        The Company does not expect a change in tax rate and anticipates no corporate income tax for the year 2000.

        The Company is pursuing a listing on the OTC-BB during the second quarter of 2000. It became a fully reporting firm on February 6, 2000.

        IEMI is not currently party to any legal proceedings.

        The Company continues to receive financial support from its venture capitalist and is committed to receiving funds in excess of $400,000 during the remainder of year 2000.

                            PART II OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8K

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.

By:     /s/ Harold Solomon
        ------------------------
        Harold Solomon
        President

Dated: May 16, 2000