Form 10QSB
period 2000-06-30
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2000-09-22
CIK 1100688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                Quarterly report under section 13(d) or 15(d) of
                       the Securities Exchange Act of 1934
                for the quarterly period ending June 30, 2000

                        Commission File Number: 000-28415

                  International Environmental Management, Inc.
        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                                                    65-0861102
------                                                                    --------------
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

                     Yes          X                 No
                                -----                   -------
Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2000 - 3,500,000 Common Shares, $.001 par value.

Transitional Small Business Disclosure Format: (check one)
                     Yes                            No      X
                         ---------                     --------

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                3

Item 1.    Financial Statements                                                 3

           Balance Sheets                                                       3

           Liabilities and Shareholders's Equity                                4

           Statements of Operations                                             5

           Statements of Cash Flow                                              6

           Statement of Operations - Quarter                                    7

           Notes to Financial Statements                                        8

Item 2.    Management's Discussion and Analysis or Plan of Operation            9-10

PART II.   Other Information                                                    11

Item 6.    Reports of Form 8-K                                                  11

           Signatures                                                           12


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           The following sets forth the financial statements for the second quarter 1999 compared to the second quarter of 2000. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS                                  JUNE 30,        DECEMBER 31,
                                                                                                 2000                1999
                                                                                          (UNAUDITED)           (AUDITED)
Current Assets:
     Cash and Cash Equivalents                                                                   $ 73               $1571
     Inventory                                                                                  9,015              19,167
     Loans Receivable                                                                          15,227                   0
          Total Current Assets                                                                 24,315              20,738
Property, Plant and Equipment (Net of $8,929 and $5,859
     accumulated depreciation at March 31, 2000 and
     December 31, 1999)                                                                       164,333             170,473
Other Assets:
     Organizational Costs (Net of $733 and $693 accumulated
     amortization at March 31, 2000 and December 31, 1999)                                      5,688               5,983
     Deposits                                                                                     340                 340
          Total Other Assets                                                                    6,028               6,323

          Total Assets                                                                      $ 194,676           $ 197,534
                                                                                   =======================================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Cash Overdraft                                                                             $ 1,169                $ 2,818
     Accounts Payable and Accrued Expenses                                                       51,855                 14,987
     Customer Deposits                                                                           18,785                 18,152
     Notes Payable - Current Portion                                                             27,045                      0
          Total Current Liabilities                                                              98,854                 35,957
Long Term Liabilities:
     Notes Payable                                                                              145,884                187,433
          Total Liabilities                                                                     244,738                223,390
Stockholders' Equity:
     Common Stock, $.001 Par Value; 25,000,000
          Shares Authorized; 3,500,000 Issued and
          Outstanding                                                                             3,500                  3,500
Additional Paid In Capital                                                                      679,471                679,471

Accumulated Deficit                                                                           (531,388)              (411,182)
Accumulated Deficit During Development Stage                                                  (171,145)              (171,145)
                                                                                               (19,562)                100,644

Less: Subscriptions Receivable                                                                 (30,500)              (126,500)
Total Equity                                                                                   (50,062)               (25,856)

          Total Liabilities and Stockholders' Equity                                          $ 194,676              $ 197,534
                                                                                        ========================================

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                       THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                         2000              1999
                                                                                                         ----              ----
 Revenues                                                                                           $ 468,134         $ 278,504

 Cost of Goods Sold                                                                                   348,090           190,039

 Gross Profit                                                                                         120,044            88,465

      Other General and Administrative Expenses                                                       230,652            56,458

 Total Operating Expenses                                                                             230,652            56,458

 Income (Loss) Before Other Income (Expense) and
      Provision for Income Taxes                                                                    (110,608)            32,007

      Interest Expense                                                                                  9,598            20,831

 Net Income (Loss)                                                                                 $(120,206)          $ 11,176
                                                                                         ========================================

 Loss Per Common Share                                                                              $(0.0343)          $ 0.0059
                                                                                         ========================================

 Weighted Average Common Shares Outstanding                                                         3,500,000         1,900,000
                                                                                         ========================================


           INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                   2000               1999
                                                                                                   ----               ----
      Cash Flow from Operating Activities:
      Net (Loss)                                                                                   $(120,206)          $ 11,176

      Adjustments to Reconcile Net Loss to Net Cash Used For
      Operating Activities:
           Depreciation and Amortization                                                                6,435             4,342

      Changes in Assets and Liabilities:

      (Increase) Decrease in Inventory                                                                 10,152             (473)
      (Increase) Decrease in Loans to Stockholders                                                   (15,227)                 0
      Increase (Decrease) in Cash Overdraft                                                           (1,649)           (2,831)
      Increase (Decrease) in Other Assets                                                                                 (494)
      Increase (Decrease) in Accounts Payable and Accrued Expenses                                     36,868          (20,481)
      Increase (Decrease) in Customer Deposits                                                            633           (4,406)

      Net Cash Used in Operating Activities                                                          (82,994)          (13,167)

      Cash Flow from Financing Activities:
      Proceeds from Common Stock                                                                            0            40,000
      Reduction in Notes Payable                                                                     (14,505)          (28,689)
      Decrease in Subscriptions Receivable                                                             96,000                 0
      Net Cash Used in Financing Activities                                                            81,496            11,311

      Net increase (decrease) in Cash                                                                 (1,498)           (1,856)

      Cash - Beginning                                                                                  1,571             1,856

      Cash - Ending                                                                                      $ 73               $ 0
                                                                                              =================================

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARY

                        CONDENSED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                                                    2000              1999
                                                                                                    ----              ----
      Revenues                                                                                      $ 226,994         $ 125,235

      Cost of Goods Sold                                                                            $ 164,109          $ 85,726

      Gross Profit                                                                                     62,885            39,509

      Other General and Administrative Expenses                                                       106,883            32,626

      Total Operating Expenses                                                                        106,883            32,626

      Income (Loss) Before Other Income (Expense) and
      Provision for Income Taxes                                                                     (43,998)             6,883

      Interest Expense                                                                                  4,412             6,926

      Income (Loss) before Provision for Income Taxes                                                (48,410)              (43)

      Provision for Income Taxes                                                                            0                 0

      Net Income                                                                                   $ (48,410)            $ (43)
                                                                                                   ----------            ------

      Loss Per Common Share                                                                        $ (0.0138)               nil
                                                                                                   ---------                ---

      Weighted Average Common Shares Outstanding                                                    3,500,000         1,900,000
                                                                                                    ---------         ---------



                  INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 (UNAUDITED)

GENERAL

Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 2000 and 1999 covered thereby.

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion is intended to assist in an understanding of the Company's results of operations for the second quarter of 1999 compared to the second quarter of 2000.

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

           Results of Operations


IEMI's net revenues for Q2 2000 increased by 81% compared to Q2 1999 (The 1999 numbers for comparison are Broward Recycling, prior to the acquisition by IEMI in June of 1999).

The Company's significant revenue improvement is almost entirely directly related to local sales and marketing efforts and expansion of its international business segments. During the first quarter, 2000, IEMI started recycling cruise ship aluminum cans from international (mainly Caribbean) ports, which is continuing and has also started its own pick up service for a targeted commercial customer group.

The Company expects revenue for the third quarter of 2000 to continue to grow at this accelerated rate. Revenue is partly a function of the mix of recyclable material types and the instability of the metals markets, which is difficult to predict. Revenue is also subject to the impact of the economic conditions in the various geographic regions that the Company services, both domestically and internationally. The Company is on target to exceed $1.0 million in sales and expects to reach this Year 2000 business objective.

IEMI's loss for Q2 2000 was expected and on target at ($44,000). On a per share basis, the Company lost $ (.03) per common share in Q2 2000 versus nil in the same period, 1999. The loss in the second quarter is reduced from the first quarter by $22,000. The Company's administrative expenses have increased significantly, year over year, due to its current business plan and model.

The loss is attributable to the expansion and acquisition plan the Company has put forward for the year 2000. That process has translated into very expensive general and administrative expenses. Without the acquisition expenses, the Company would have been profitable in the second quarter. The Company has filed its 10K-SB with the Securities and Exchange Commission and has made three amendments to that filing.

The Company expects the gross profit percentage to increase several points in the third quarter and for that trend to continue during the remainder of 2000. IEMI's gross margin percentages in any period varies dependent on the product mix, as well as the need of the metals market, supply and demand. The Company is implementing new cost control measures to increase gross margin. Various other factors such as metals yield and inventory levels will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

A worst case scenario involving a critical supplier of raw materials would be the partial or complete shutdown of the supplier and its resulting inability to provide materials to the Company on a timely basis. Where efforts to work with suppliers continue, contingency planning has emphasized the identification of secondary sources.

Spending on its acquisition plan will continue throughout 2000.

The Company does not expect a change in tax rate and anticipates no corporate income tax for year 2000.

The Company became a fully reporting firm on February 6, 2000.

IEMI is not currently party to any legal proceedings.

The Company continues to receive financial support from its venture capitalist and is committed to receiving funds in excess of $350,000 during the year 2000.

                            PART II OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8K

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.



By:        /s/ Harold Solomon
           ----------------------------------------------------
           Harold Solomon
           President



Dated: September 22, 2000