Form 10QSB/A
period 2000-03-31
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2000-11-22
CIK 1100688

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-QSB/A

   Quarterly report under section 13(d) or 15(d) of the Securities Exchange
          Act of 1934 for the quarterly period ending March 31, 2000

                      Commission File Number: 000-28415

                 International Environmental Management, Inc.
      (Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                          65-0861102
------                                                        ------------
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

                  Yes         X             No
                           ----                -----

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000 - 3,500,000 (three million five hundred thousand) Common Shares, $.001 par value.

Transitional Small Business Disclosure Format: (check one)
                  Yes                       No      X
                           -----                 ----

                                    INDEX

PART I.           FINANCIAL INFORMATION                                               3

Item 1.           Financial Statements                                                3

                  Balance Sheets                                                      3

                  Liabilities and Shareholders's Equity                               3-4

                  Statements of Operations                                            4-5

                  Statements of Cash Flow                                             5

                  Notes to Financial Statements                                       6

Item 2.           Management's Discussion and Analysis or Plan of Operation           7-8

PART II.          Other Information                                                   8

Item 6.           Reports of Form 8-K                                                 8

                  Signatures                                                          9

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following sets forth the financial statements for the first quarter 1999 compared to the first quarter of 2000. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

         INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                            ASSETS                                 MARCH 31,     DECEMBER 31,
                                                                                        2000            1999
                                                                                 (UNAUDITED)       (AUDITED)
                                                                                 -----------     -----------
     Current Assets:
          Cash and Cash Equivalents                                                      $ 0             $ 0
          Inventory                                                                    9,132          19,167
          Loans to Stockholders                                                        9,522               0
               Total Current Assets                                                   18,654          19,167
     Property, Plant and Equipment (Net of $8,929 and $5,859
          accumulated depreciation at March 31, 2000 and
          December 31, 1999)                                                         266,320         269,390
     Other Assets:
          Organizational Costs (Net of $733 and $693 accumulated
          amortization at March 31, 2000 and December 31, 1999)                           67             107
          Deposits                                                                       340             340
               Total Other Assets                                                        407             447


               Total Assets                                                         $285,381        $289,004
                                                                         ====================================



                     LIABILITIES AND STOCKHOLDER'S EQUITY

     Current Liabilities:
          Cash Overdraft                                                              $13,142             $1,246
          Accounts Payable and Accrued Expenses                                       115,654            117,486
          Customer Deposits                                                            17,304             18,152
          Notes Payable - Current Portion                                              27,045             26,592
               Total Current Liabilities                                              173,145            163,476
     Long Term Liabilities:
          Notes Payable                                                               150,847            158,342
               Total Liabilities                                                      323,992            321,818
     Stockholders' Equity:
          Common Stock, $.001 Par Value; 25,000,000
               Shares Authorized; 3,500,000 Issued and
               Outstanding                                                              3,500              3,500
     Additional Paid In Capital                                                       422,772            422,772

     Accumulated Deficit                                                             (233,238)          (161,441)
     Accumulated Deficit During Development Stage                                    (171,145)          (171,145)
                                                                                       21,889             93,686

     Less: Subscriptions Receivable                                                   (60,500)          (126,500)
     Total Equity                                                                     (38,611)           (32,814)
               Total Liabilities and Stockholders' Equity                            $285,381           $289,004
                                                                           ======================================

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (UNAUDITED)


                                                                                             2000           1999
                                                                                             ----           ----
     Revenues                                                                            $241,334      $ 125,235

     Cost of Goods Sold                                                                   183,981         86,026

     Gross Profit                                                                          57,353         39,209

          Salaries and Wages                                                               59,150              0
          Other General and Administrative Expenses                                        64,620         32,621

     Total Operating Expenses                                                             123,770         32,621

     Income (Loss) Before Other Income (Expense) and
          Provision for Income Taxes                                                     (66,417)          6,588

          Interest Expense                                                                  5,380          6,927

     Income (Loss) Before Provision for Income Taxes                                     (71,797)          (339)
     Provision for Income Taxes                                                                0              0

     Net Income (Loss)                                                                  $(71,797)         $(339)
                                                                              ===================================

     Loss Per Common Share                                                              $(0.0205) $          Nil
                                                                              ===================================

     Weighted Average Common Shares Outstanding                                         3,500,000      1,900,000
                                                                              ===================================

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (UNAUDITED)


                                                                                  2000            1999
                                                                                  ----            ----
     Cash Flow from Operating Activities:
     Net (Loss)                                                                     $(71,797)         $(339)

     Adjustments to Reconcile Net Loss to Net Cash Used For
     Operating Activities:
          Depreciation and Amortization                                                 3,110          1,785

     Changes in Assets and Liabilities:

     (Increase) Decrease in Inventory                                                  10,035            330
     (Increase) Decrease in Loans to Stockholders                                     (9,522)         16,038
     Increase (Decrease) in Cash Overdraft                                             11,896        (1,249)
     Increase (Decrease) in Accounts Payable and Accrued Expenses                     (1,832)            191
     Increase (Decrease) in Customer Deposits                                           (848)        (2,549)

     Net Cash Used in Operating Activities                                           (58,958)         14,207

     Cash Flow from Financing Activities:
     Reduction in Loans and Notes Payable                                             (7,042)       (34,597)
     Proceeds From Issuance of Common Stock                                                 0         20,390
     Decrease in Subscriptions Receivable                                              66,000              0
     Net Cash Used in Financing Activities                                             58,958       (14,207)

     Net increase (decrease) in Cash                                                        0              0

     Cash - Beginning                                                                       0              0

                 INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000 (UNAUDITED)


1. Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

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

         Results of Operations

         IEMI's net revenues for Q1 2000 increased by 92% compared to Q1 1999. (The 1999 numbers for comparison are Broward Recycling, acquired by IEMI in June of 1998). The Company's revenue increase of almost double the prior year is directly related to local sales and marketing efforts, and expansion of its international business segments. During the first quarter, 2000, IEMI started recycling cruise ship aluminum cans from international (mainly Caribbean) ports.

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



Dated: November 21, 2000