Form 10QSB
period 2000-09-30
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2000-11-22
CIK 1100688

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-QSB

   Quarterly report under section 13(d) or 15(d) of the Securities Exchange
        Act of 1934 for the quarterly period ending September 30, 2000

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2000 - 3,500,000 (three million five hundred thousand) Common Shares, $.001 par value.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The following sets forth the financial statements for the third quarter 1999 compared to the third quarter of 2000. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1999.

         INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                          ASSETS                               SEPTEMBER 30,    DECEMBER 31,
                                                                                        2000            1999
                                                                                 (UNAUDITED)       (AUDITED)
                                                                               -------------    ------------
     Current Assets:
          Cash and Cash Equivalents                                                     $  0         $ 1,571
          Inventory                                                                    9,835          19,167
          Loans Receivable                                                            21,743               0
               Total Current Assets                                                   31,578          20,738
     Property, Plant and Equipment (Net of $118,131 and $108,920
          accumulated depreciation at September 30, 2000 and
          December 31, 1999)                                                         161,263         170,473
     Other Assets:
          Organizational Costs (Net of $800 and $693 accumulated
          amortization at September 30, 2000 and December 31, 1999)                        0             107
          Loan fees (Net of $855 and $534 accumulated amortization
          at September 30, 2000 and December 31, 1999)                                 5,554           5,876
          Deposits                                                                       340             340
               Total Other Assets                                                      5,894           6,323

               Total Assets                                                        $ 198,735       $ 197,534
                                                                               =============================
                     LIABILITIES AND STOCKHOLDER'S EQUITY
     Current Liabilities:
          Cash Overdraft                                                              $ 6,561            $ 2,818
          Accounts Payable and Accrued Expenses                                       114,497             14,987
          Customer Deposits                                                            17,725             18,152
          Notes Payable   Current Portion                                                   0                  0
               Total Current Liabilities                                              138,783             35,957
     Long Term Liabilities:
          Notes Payable                                                               165,261            187,433
               Total Liabilities                                                      304,044            223,390
     Stockholders' Equity:
          Common Stock, $.001 Par Value; 25,000,000
               Shares Authorized; 3,500,000 Issued and
               Outstanding                                                              3,500              3,500
     Additional Paid In Capital                                                       683,972            679,471

     Accumulated Deficit                                                            (621,636)          (411,182)
     Accumulated Deficit During Development Stage                                   (171,145)          (171,145)
                                                                                    (105,309)            100,644

     Less: Subscriptions Receivable                                                         0          (126,500)
     Total Equity                                                                   (105,309)           (25,856)

              Total Liabilities and Stockholders' Equity                           $ 198,735          $ 197,534
                                                                     ============================================

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (UNAUDITED)


                                                                                             2000           1999
                                                                                             ----           ----
     Revenues                                                                           $ 690,057      $ 453,841

     Cost of Goods Sold                                                                   520,471        316,896

     Gross Profit                                                                         169,586        136,945

          Other General and Administrative Expenses                                       365,632        270,843
     Total Operating Expenses                                                             365,632        270,843

     Income (Loss) Before Other Income (Expense) and
          Provision for Income Taxes                                                    (196,046)      (133,898)
          Interest Income                                                                     469             30
          Interest Expense                                                               (14,877)       (20,916)

     Net Income (Loss)                                                                 $(210,454)     $(154,784)
                                                                              ===================================

     Loss Per Common Share                                                              $(0.0601)     $ (0.0442)
                                                                              ===================================

     Weighted Average Common Shares Outstanding                                         3,500,000      3,500,000
                                                                              ===================================

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (UNAUDITED)


                                                                                  2000            1999
                                                                                  ----            ----
     Cash Flow from Operating Activities:
     Net (Loss)                                                                    $(210,454)     $(154,784)

     Adjustments to Reconcile Net Loss to Net Cash Used For
     Operating Activities:
          Depreciation and Amortization                                                 9,639          5,658

     Changes in Assets and Liabilities:

     (Increase) Decrease in Inventory                                                   9,332          (172)
     (Increase) Decrease in Loans to Stockholders                                    (21,743)              0
     Increase (Decrease) in Cash Overdraft                                              3,743        (3,411)
     Increase (Decrease) in Accounts Payable and Accrued Expenses                      99,510       (75,471)
     Increase (Decrease) in Loans from Stockholders                                         0       (39,402)
     Increase (Decrease) in Customer Deposits                                           (427)        (7,838)

     Net Cash Used in Operating Activities                                          (110,400)      (275,420)

     Cash Flow from Investing Activities
     Acquisition of property, plant and equipment                                           0        (4,446)

     Cash Flow from Financing Activities:
     Proceeds from Common Stock                                                         4,501        546,000
     Reduction in Notes Payable                                                      (22,172)       (61,474)
     (Increase) Decrease in Subscriptions Receivable                                  126,500      (200,000)
     Net Cash Used in Financing Activities                                            108,829       284, 526

     Net increase (decrease) in Cash                                                  (1,571)          4,660

     Cash Beginning                                                                     1,571          1,856

     Cash - Beginning                                                                       0          6,516

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (UNAUDITED)




                                                                                  2000            1999
                                                                                  ----            ----
     Revenues                                                                       $ 221,923      $ 175,367

     Cost of Goods Sold                                                             $ 172,380      $ 126,857

     Gross Profit                                                                      49,543         48,510

     Other General and Administrative Expenses                                        134,978        139,170

     Total Operating Expenses                                                         134,978        139,170

     Income (Loss) Before Other Income (Expense) and
          Provision for Income Taxes                                                 (85,435)       (90,660)
          Interest Income                                                                 275              0
          Interest (Expense)                                                          (5,086)        (8,503)

     Income (Loss) before Provision for Income Taxes                                 (90,246)       (99,163)

     Provision for Income Taxes                                                             0              0

     Net Income (Loss)                                                             $ (90,246)     $ (99,163)
                                                                                   ----------     ----------

     Loss Per Common Share                                                         $ (0.0258)     $ (0.0522)
                                                                                   ----------     ----------

     Weighted Average Common Shares Outstanding                                     3,500,000      1,900,000
                                                                                   ----------     ----------

         INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000 (UNAUDITED)


1. Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

2. Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 2000 and 1999 covered thereby.

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

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion is intended to assist in an understanding of the Company's results of operations for the third quarter of 1999 compared to the third quarter of 2000.

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

         Results of Operations

         IEMI's net revenues for Q3 2000 increased by 27% compared to Q3 1999. (The 1999 numbers for comparison are Broward Recycling, acquired by IEMI in June of 1998). This is the third straight quarter with at least double digit revenue growth numbers.

         The Company's revenue increase is almost directly related to local sales and marketing efforts, and expansion of its international business segments. During the first quarter, 2000, IEMI started recycling cruise ship aluminum cans from international (mainly Caribbean) ports, which is continuing and has also started its own pick up service for a targeted commercial customer group.

         The Company expects revenue for the fourth quarter of 2000 to continue to grow at this accelerated rate. Revenue is partly a function of the mix of recyclable material types and the instability of the metals market, which is difficult to predict. Revenue is also subject to the impact of the economic conditions in the various geographic regions that the Company services, both domestically and internationally. The Company is on target to exceed $1.0 million in sales and expects to reach this Year 2000 business objective, despite the recent downturn in market prices for scrap materials.

         IEMI's loss for Q3 2000 was expected and on target at ($90,000). On a per share basis, the Company lost $ (.02) per common share in Q3 2000 versus $ (.05) in the same period, 1999.

The loss in the third quarter is reduced from the first quarter by $ (.01) per share. The Company's administrative expenses have increased significantly, year over year, due to its current business plan and model.

         The loss is attributable to the expansion and acquisition plan the company has put forward for the year 2000, which has resulted in expensive general and administrative expenses. Without these acquisition expenses, the Company would have been profitable in the third quarter of 2000. The Company has filed its 10K-SB with the Securities and Exchange Commission and has made three amendments to that filing.

         The Company expects the gross profit percentage to increase a couple of points in the fourth quarter and for that trend to continue during 2001. IEMI's gross margin percentages in any period varies dependent on the product mix, as well as the needs of the metals market, and supply and demand conditions. The Company is implementing new cost control measures to increase gross margins. Various other factors such as metals yield and inventory levels will also continue to affect the amount of cost of sales and the variability of gross margin percentages.

         A worse case scenario involving a critical supplier of raw materials would be the partial or complete shutdown of the supplier and its resulting inability to provide materials to the Company on a timely basis. Where efforts to work with suppliers continues, contingency planning has emphasized the identification of secondary sources.

         Spending on its acquisition plan will continue throughout the year 2000 and 2001.

         The Company does not expect a change in tax rate and anticipates no corporate income tax for the year 2000.

         The Company became a fully reporting firm on February 6, 2000.

         IEMI is not currently party to any legal proceedings.

         The Company continues to receive financial support from its venture capitalist and is committed to receiving funds in excess of $200,000 during the remainder of year 2000.


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