Form 10KSB/A
period 1999-12-31
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2000-12-19
CIK 1100688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                 FORM 10KSB - a

               Annual Report Pursuant to section 13(d) or 15(d) of
                       the Securities Exchange Act of 1934

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

Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $661,729

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999 - the number of outstanding shares as of 12/31/99 was 3,500,000.

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.   DESCRIPTION OF BUSINESS .................................        4

ITEM 2.   DESCRIPTION OF THE PROPERTY .............................       11

ITEM 3.   LEGAL PROCEEDINGS........................................       11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....       11


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.....  11

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....  12

ITEM 7.   FINANCIAL STATEMENT...........................................  15

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURES.......................................  15


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS .  15

ITEM 10.  EXECUTIVE COMPENSATION........................................  18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  21

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.............................  22

PART I

        ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

        The Company was incorporated under the laws of the State of Nevada on September 6, 1995 as Tirol Pines, Inc. On June 16, 1998, the Company acquired the net assets of International Environmental Management, Inc. (old-IEMI) in a reverse merger and changed its name to IEMI. The former shareholder of old-IEMI received 1,500,000 shares of IEMI common stock representing a majority of the company's outstanding shares.

        Concurrently, on June 16, 1998, the Company entered into a merger agreement with Broward Recycling, Inc., a Florida corporation ("BRI") which was wholly-owned by the sole shareholders of old-IEMI. The objective of the two transactions was to offer the shares of BRI to the public. The operations of BRI would represent the sole operations of the company, with the former shareholder of old-IEMI and BRI having the majority ownership and operating control of the company.

        On July 1, 1999, the sole shareholder of BRI of BRI legally transferred his interests in BRI to IEMI. As the two entities were under common control, the transfer was accounted for at historical cost in a manner similar to pooling-of-interests. Following the transaction, BRI became a wholly-owned subsidiary of IEMI.

        BRI has been in the recycling business for approximately 18 years. The Company seeks to develop its market reach through the acquisition, expansion and integration of other recycling companies. The Company's goal is to be a significant regional supplier of non-ferrous recyclable materials. In addition, it has identified several other recycling opportunities in the non-ferrous segment.

        The merger agreement between IEMI and BRI was re-executed July 1,1999, and is designated as Exhibit 8 (incorporated by reference to Form 10-sb-a filed on October 2, 2000). The merger agreement between IEMI and BRI was intended to resolve any then outstanding defects in the June 16, 1998 merger between IEMI and Tirol Pines. Exhibits 1 and 2 incorporated herein by reference to the Company's January 6, 2000 Form 10SB filing with the Commission, relate to the merger between IEMI and Tirol Pines, whereby 1.5 million shares of Tirol Pines was conveyed to the owner of IEMI, and whereby Tirol was the surviving corporation, with its name changed to IEMI. The July 1999 merger between IEMI and BRI was carried out to give effect to the purpose of the 1998 merger, i.e., to convey the assets, rights, and liabilities of Broward to Tirol/IEMI (Nevada). The 1999 merger was recorded as a merger to which IEMI was a party, as if the 1999 merger had been conducted in June of 1998 simultaneously with the merger of IEMI (Nevada) into Tirol.

        The total assets of Tirol Pines as of June 15, 1998 was $354.00, while the total amount of liabilities were $800.00. The total assets of IEMI as of June 15, 1998 was $68.00, while the total amount of liabilities were $0. The total assets and liabilities of the combined entity immediately following the transaction was assets of $422.00 and liabilities of $800.00. The names of the 25 shareholders of Tirol Pines, Inc., immediately preceding the merger, along with the number of shares held by each shareholder, are found on the Stock Transfer Ledger of Tirol Pines, Inc., Ex. 9 (incorporated by reference to Form 10-sb-a filed on October 2, 2000).

        The number of shares issued in the transaction, and to whom, is comprised of the following: Harold Solomon (1,500,000 shares); Shareholders 1-5 and 7-25 on Ex. 9 (50,000 shares proportionate to pre-merger holdings); Global Asset Management, Inc. ("Global"), and Related Parties (750,000 shares held in the name of Cede & Co; and Aida Carrisquillo, no. 6 on the Ex. 9 and/or Dennis Jordan relative (200,000 shares held in the name of Cede & Co).

        As for any other consideration paid to shareholders of Tirol Pines, IEMI and any other amounts paid to third parties, Global Asset Management, Inc., paid $100,000.00 to Dennis Jordan for the 750,000 shares transferred to Global at the time of the merger. No other consideration was paid.

        The percentage ownership of the former shareholders of Tirol Pines, IEMI, and any other investors in the new entity immediately following the June 16, 1998 transaction is as follows: Former shareholders of Tirol Pines no. 1-5 and no. 7-25 on Ex. 9 (2.5%); Harold Solomon (50%); Global and related entities (37.5%); and Dennis Jordan and/or Aida Carrisquillo (10%).

        In the course of the merger, 950,000 shares were issued pursuant to Rule 144 and are currently held as follows:



Class   Beneficial                      Number of Shares                Natural Persons Officer
-----   ----------                      ----------------                -----------------------
        Owner                           Beneficially Held               (Director)
        -----                           -----------------               ----------
Common  Sam & Raquel Benson             15,000                          Individual

Common  Maurice Burke                   12,500                          Individual

Common  Leanardo Castro                 5,000                           Individual

Common  I.O. Marcus                     5,000                           Individual

Common  Jose Pedro Pires                1,500                           Individual

Common  Henry Watson                    6,000                           Individual

Common  Adrian Yeap                     10,000                          Individual

Common  Kent Whitesel                   33,795                          Individual

Common  Anthony Caliendo                10,000                          Individual

Common  Independent Securities          200,000                         Corporation     Jordan

Common  GAMP/GAP Escrow                 5,000                           Corporation     Haynes

Common  GAP FBO Hampden Kent Group LLC  85,000                          Corporation     Haynes

Common  DVV, Inc                        64,500                          Corporation     Van Vort

Common  Investments Plus                12,500                          Corporation     Gross

Common  Opportunity Int'l Group         47,900                          Corporation     Gross

Common  GAMP, Inc                       86,305                          Corporation     Haynes

Common  GAMP/GAP Ltd.                   150,000                         Corporation     Haynes

Common  Barry Herman                    200,000
------  ------------                    -------

        Total                           950,000


(b) Business of the Issuer

        Through its subsidiary, ("BRI") the Company operated in Hollywood Florida during the September 6, 1995 through July 1, 1999 period, operating as Broward Recycling. The company purchased various recyclable metals from the general public. It sorted and prepared the material to be sold to a wholesaler. The wholesaler then shipped the material directly to the mills, which are the end users of the recycled material. The material is melted and manufactured into new end products. IEMI, as the parent of Broward, currently engages in the same recycling business.

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

        Ninety five percent of the material that IEMI purchases is purchased from the general public, generally small businesses. The company does a very small amount of business with large industrial accounts. The small business customers deliver their scrap materials to IEMI. These small business customers are [a] plumbers who recycle their copper tubing and old brass fixtures; [b] air conditioning repair services who deliver parts from old units; [c] local garages which deliver cast aluminum wheels, automobile radiators, aluminum evaporator coils and assorted aluminum. IEMI does not have any contracts with counties in Florida at this time. The company does not have contracts with its small business clients. The company pays its small accounts in cash.

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

        IEMI complies with environmental regulations by obtaining all of the necessary permits and licenses to operate its facility. The company has current local City of Hollywood licenses, a regional Broward County license, and a State of Florida certification to conduct business as a Secondary Metals recycling facility. No additional licenses or permits beyond those in place are required for the company's operations at this time. As the Company grows and expands its business, it may in the future accept material that requires special handling. IEMI would at that time acquire any necessary licenses or permits.

        The industry is highly fragmented and ripe for consolidation through acquisition. The Company believes that its subsidiary, BRI, has the experience necessary to acquire solid companies in this profitable and growing industry. The company filed a Form 10-SB to create the potential for capital formation to implement the company's proposed acquisition plan. It is anticipated by management of the company that liquidity of the company's shares, combined with a potentially favorable market response to the company, will facilitate the company as it moves forward to implement its acquisition plan.

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

        The Company's primary business objective is to enhance its revenue growth through the acquisition and consolidation of other scrap metal businesses. Acquisition targets should have a successful operating history which means a record of growth and profitability. Management intends to retain the owners and experienced management of such acquisitions because their knowledge and expertise can provide immediate entry in the market. In addition, acquisition targets should be located in major market areas and should either be the leader in its respective market, or have the potential to assume the first or second position in that market. The Company will prefer target facilities located along the southeast Florida economic area or having access to transportation. The company prefers to merge with or acquire facilities that are close to a highway or expressway. IEMI intends to acquire facilities with clear access to at least one major roadway. Such locations facilitate receipt of raw materials and resale of raw finished goods. This would enable the Company to ship large volumes of material to major consumers.

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

        A final strategy for growth would be entry into the solid waste and landfill management business. The Company perceives a window of opportunity to acquire smaller privately owned landfills. There are several hundred of these landfills nationwide and are selling in the $3 million to $10 million range. Such an acquisition would provide immediate cash flow and substantial net profit to the Company's operations. Management believes it is essential to get a solid waste landfill division on line as soon as possible.

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

        The Company is aware there is significant competition in the recycling industry. The Company will be competing with numerous companies that already have a substantial share of the market as well as greater management and technological resources. Competitors also may have greater financial resources than that of the Company. Current local competition and local conditions are as follows. The Company's local market is primarily in Miami-Dade, Broward and Palm Beach counties. There are several dozen small to medium size scrap metal recycling dealers. There are five or six larger dealers and a few wholesale companies that ship all of their material direct to the mills who are the end users. Many of the small and medium size operations buy and sell on a weekly basis and do not have the resources to compete with the few larger operations. It is a highly fragmented industry. The Company believes this market is ready for consolidation. Each small and medium size operation can only handle what is delivered to them or they can pick-up in a very small radius from their location The Company's goal is to become the number one regional scrap metal recycling operation in the south Florida area.

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


        ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        ASSUMPTIONS

        The following management's discussion and analysis or plan of operation is based on the enclosed financial statements exhibit.

        The Company acquired Broward Recycling, Inc. on July 1, 1999. The financial statements reflect the condition of the Company and the acquisition as occurred in the prior periods being discussed.


        RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to Year Ended December 31, 1998.

IEMI's net revenues for Year Ended 1999 increased by 18% compared to 1998 (The 1999 numbers for comparison are Broward Recycling, prior to the acquisition by IEMI in June of 1999).

The Company's significant revenue improvement is almost entirely directly related to local sales and marketing efforts, and expansion of its international business segments. During the fourth quarter, 1999, IEMI started recycling cruise ship aluminum cans from international (mainly Caribbean) ports, which is continuing and has also started its own pick up service for a targeted commercial customer group.

The Company expects revenue for the future to be up significantly as management continues to infuse capital, following its business plan. Revenue is partly a function of the mix of material types and the instability of the metals markets, which is difficult to predict. Revenue is also subject to the impact of the economic conditions in the various geographic regions that the Company services, both domestically and internationally. The Company is on target to exceed $1.0 million in sales and expects to reach this Year 2000 business objective.

The total Cost and expenses for the Company were up only 8% for 1999 versus 1998 Year end time frame. The Company's losses were reduced by $42,000 or approximately 26%.

The actual loss for 1999 was $117,185. On a per share basis, the Company lost less than $ (.06) per common share in 1999 and an improvement of about $.05 per share. The loss improvement is attributable to increased sales and an aggressive marketing program, designed to increase the company's operating range.

The Company's administrative expenses have increased significantly, year over year, due to its current business plan and model, which includes an aggressive marketing and acquisition plan.

The loss is attributable to the expansion and acquisition plan the Company has put forward for the year 2000.

That process has translated into very expensive general and administrative expenses. Without the acquisition expenses, the Company would have been profitable in the second quarter. The Company has filed its Form 10-SB with the Securities and Exchange Commission and has made three amendments to that filing.

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

The Company continues to receive financial support from its venture capitalist and is committed to receiving funds in excess of $550,000 during the year 2000.

        Liquidity and Capital Resources

        The Company has in recent years financed its operations primarily with loans directly from and/or guaranteed by the principle shareholders. The Company anticipates that revenues from operations will be able to satisfy the Company's cash requirements. Periodic equity financing has assisted the Company in working towards this goal during the subsequent six month period. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required

Present cash on hand is not sufficient to meet the Company's operating plan as stated in the original management discussion and analysis. Although each month the company is improving its position, the Company will continue to seek equity funding during the next six month period to meet its business objectives. The alternative financial support will come from Global Capital Group.

        ITEM 7. FINANCIAL STATEMENTS

The following table sets forth the current year and last two years of operating data from the Company's South Florida market area.

                         STATEMENTS OF OPERATIONS DATA
                               YEAR ENDED DECEMBER 31,
                                                          1997        1998         1999
                                                      ----------------------------------------
                                         TOTAL REVENUE    $718,178    $560,152      $ 661,729
                              TOTAL COSTS AND EXPENSES     $721291   $ 720,106      $ 778,914
                         PROFIT (LOSS) FROM OPERATIONS    $(3,113)  $(159,954)     $(117,185)
                NET PROFIT (LOSS) APPLICABLE TO COMMON
                                          SHAREHOLDERS    $(3,113)  $(159,954)     $(117,185)
                    NET PROFIT (LOSS) PER COMMON SHARE   $(0.0013)   $(0.1019)      $(0.0546)


                                    BALANCE SHEET DATA
                               YEAR ENDED DECEMBER 31,


                                       WORKING CAPITAL  $(254,031)  $(239,925)      $ 111,281
                                          TOTAL ASSETS    $155,217    $154,979      $ 324,034
                                     TOTAL LIABILITIES    $300,575   $ 494,292       $223,390
            STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)  $(145,358)  $(339,313)      $ 100,644



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

Sam Benson currently servers as a Director/Secretary. Mr. Benson graduated in 1978 from the University of Miami with a B.B.A. in International Finance and Marketing, From 1978 to 1982 Mr. Benson worked for Quaker Oats. First to set up major accounts for Quaker Oats in South Florida, he was then the Southeast United States liaison for these major accounts. From 1982 to 1986 Mr. Benson attended medical school, graduating in 1986 with his M.D. degree. From 1986 to 1989 Mr. Benson participated with a South Florida pediatrician. From 1989 to present Mr. Benson has worked for Elise Undergarment in various management capacities. For the past year he has been responsible for their locating and building a facility in Urnanl Mexico.


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

        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of August 1, 2000, the shares of common stock beneficially owned by each person who was a beneficial owner of more than five percent of the outstanding shares of common stock and by directors and executive officers.


-----------------------------------------------------------------------------------------------
                                                NUMBER OF SHARES        PER CENT OF
CLASS OF SHARES          BENEFICIAL OWNER       BENEFICIALLY   HELD     BENEFICIAL OWNERSHIP
-----------------------------------------------------------------------------------------------
Common                   Harold Solomon         1,500,000               42.9%
                         5801 Wiley Street
                         Hollywood
                         FL 33023
-----------------------------------------------------------------------------------------------
Common                   Global Capital         225,000                 6.4%
                         Group, Inc.
                         225 Mizner Blvd
                         Boca Raton
                         FL 33432
                         David Van Vort
                         President
-----------------------------------------------------------------------------------------------
Common                   Global Capital         215,000                 6.1%
                         Management
                         Group Inc
                         14999 W. Palmetto
                         Park Road
                         Boca Raton
                         FL 33486
                         William Haynes
                         President
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Common                   DVV Investments Inc.   180,000                 5.1%
                         428 Wavecrest Ct.
                         Boca Raton
                         FL 334323
                         Jeff Monroe
                         President
-----------------------------------------------------------------------------------------------
Common                   Palmetto Art           130,000                 3.7%
                         Associates, Inc.
                         3094 Westbury H
                         Deerfield Beech
                         FL 33442
                         Karina Vidal
                         President
-----------------------------------------------------------------------------------------------
Common                   Q Capital, Inc.        125,000                 3.6%
                         5551 Marbella Dr.
                         Boca Raton
                         FL 33433
                         Karina Vidal
                         President
-----------------------------------------------------------------------------------------------
Common                   Opportunity Int'l      172,900                 4.9%
                         Group, Inc.
                         9953 Ramblewood
                         Drive
                         Coral Springs
                         FL 33071
                         Rochelle Gross
                         President
-----------------------------------------------------------------------------------------------
Common                   Kent Whitesel          43,795                  1.3%
-----------------------------------------------------------------------------------------------
Common                   Anthony Caliendo       10,000                  0.3%
-----------------------------------------------------------------------------------------------
Common                   Independent            200,000                 5.7%
                         Securities, Jordan,
                         Director
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Common                   GAMP/GAP Escrow,       5,000                   0.1%
                         William Haynes,
                         Director
-----------------------------------------------------------------------------------------------
Common                   GAP FBO Hampden Kent   85,000                  2.4%
                         Group, LLC, William
                         Haynes, Director
-----------------------------------------------------------------------------------------------
Common                   DVV, Inc.,             64,500                  1.8%
                         David Van Vort,
                         Director
-----------------------------------------------------------------------------------------------
Common                   Investments Plus,      12,500                   .4%
                         Rochelle Gross,
                         Director
-----------------------------------------------------------------------------------------------
Common                   GAMP, Inc., William    86,305                  2.5%
                         Haynes, Director
-----------------------------------------------------------------------------------------------
Common                   GAMP/GAP Ltd.,         150,000                 4.3%
                         William Haynes,
                         Director
-----------------------------------------------------------------------------------------------
Common                   Barry Herman           200,000                 5.7%
-----------------------------------------------------------------------------------------------

The shareholders identified above other than Mr. Solomon and Mr. Herman comprise a group as that term is defined in Section 13(d)(3) of the Exchange Act.



        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company was incorporated on September 6, 1995. Since its incorporation, the Company has issued 3,500,000 shares of its Common Stock. A majority of these shares are held by the Company's President and CEO.

        On June 2, 1999, the Company entered into a Consulting Agreement with Global Capital Management, Inc. ("Global"), whereby Global will offer strategic advice regarding capitalization, capital structure, potential investors, corporate transactions, in order to implement the Company's business plan. Pursuant to the Consulting Agreement, Global received 200,000 shares of the Company's common stock, and Global's right to hold the shares was renewed in the 1999 Consulting Agreement. The consulting agreement is Ex. 6 to the Form 10SB (previously filed, incorporated by reference to January 6, 2000 submission).

        In addition, Global received the right to purchase up to $950,000 of the stock in the limited offering conducted by the Company in late 1999 and early 2000, pursuant to Rule 504 which stock was issued without restrictive legend. The application of Rule 504 to the offering is discussed under Item 8 within the Company's Amended Form 10-SB Registration Statement. The shares were issued effective September 11, 2000 and January 23, 2000.

        The Company has entered into loan transactions with certain related parties, as set forth on the unaudited consolidated financial statements for the period ended September 30, 1999. The parties to the loans are as follows (1998 dollar amount of loan followed by name): $18,194, Betsy Firger, private mortgage holder; $25,000, George Klien, shareholder; $115,134, Dr. Joseph Rosaler, private mortgage holder; $60,000, Robert Elmore, business associate; $11,125, Al Massucco, Sr., relative of employee; $12,348, Diane Hasett, relative of employee.

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

The exhibits that are required to be filed herein are incorporated by reference.

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS


                                                                                              PAGE

INDEPENDENT AUDITORS' REPORT                                                                     1

CONSOLIDATED BALANCE SHEET                                                                       2

CONSOLIDATED STATEMENT OF OPERATIONS                                                             3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                                                   4

CONSOLIDATED STATEMENT OF CASH FLOWS                                                             5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   6 - 9

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071
                                 (954) 752-1712




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
International Environmental Management, Inc. and Subsidiary
Hollywood, Florida

We have audited the accompanying balance sheets of International Environmental Management, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




/s/ Baum & Company, P.A.
-----------------------------------
July 15, 2000
Coral Springs, Florida

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

                                            ASSETS

                                                                       1999                   1998
                                                                    -----------            ---------
Current Assets
    Cash on hand                                                    $     1,571            $   1,856
    Inventory                                                            19,167                4,728
    Receivables                                                         126,500                - 0 -
                                                                    -----------            ---------
                                                                        147,238                6,584
Property, Plant and Equipment
  (Net of $108,920 and $109,199 of accumulated depreciation,
    respectively)                                                       170,473              141,485

Other Assets
    Deferred costs (net of $1,227 and $640 of accumulated
        amortization, respectively)                                       5,983                6,570
    Deposits                                                                340                  340
                                                                    -----------            ---------

        Total Assets                                                $   324,034            $ 154,979
                                                                    ===========            =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Notes Payable - Current Portion                                 $     - 0 -            $ 111,831
    Accounts payable and accrued expenses                                 8,203               82,604
    Cash overdraft                                                        2,818                3,411
    Customer deposits                                                    18,152               23,284
    Payroll taxes                                                         6,784                - 0 -
    Shareholders' Loans                                                   - 0 -              160,280
                                                                    -----------            ---------
        Total Current Liabilities                                        35,957              381,410

Long Term Liabilities
  Notes Payable                                                         187,433              112,882
                                                                    -----------            ---------

        Total Liabilities                                               223,390              494,292
                                                                    -----------            ---------

Stockholders' Equity
  Common Stock, $.001 Par Value 3,500,000 and 2,500,000
    Shares, respectively, authorized 25,000,000 Issued and
    Outstanding                                                           3,500                2,500
    Additional paid in capital                                          679,471               23,668

        Accumulated deficit                                            (582,327)            (365,481)
                                                                    -----------            ---------

    Total Equity                                                        100,644             (339,313)
                                                                    -----------            ---------
    Total Liabilities and Stockholders' Equity                      $   324,034            $ 154,979
                                                                    ===========            =========

               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31,1999 and 1998


                                                                        1999               1998
                                                                    -----------         -----------
Revenues                                                            $   661,729         $   560,152

Cost of Goods Sold                                                      457,830             429,462
                                                                    -----------         -----------

Gross Profit                                                            203,899             130,690
                                                                    -----------         -----------

    Salaries and Wages                                                  164,360              68,440
    Legal and Accounting                                                 12,224              82,838
    Other General and Administrative Expenses                           144,500             139,366
                                                                    -----------         -----------

Total Operating Expenses                                                321,084             290,644
                                                                    -----------         -----------

Income (Loss) Before Other Income and (Expense)
  and Provision for Income Taxes                                       (117,185)           (159,954)

Other Income (Expense)

    Interest Expense                                                    (32,865)            (33,696)
                                                                    -----------         -----------

Income (Loss) Before Provision For Income Taxes                        (150,050)           (193,650)

Provision for Income Taxes                                                - 0 -               - 0 -
                                                                    -----------         -----------

Net Income (Loss)                                                      (150,050)           (193,650)
                                                                    ===========         ===========

Loss Per Common Share                                                   (0.0546)            (0.1019)
                                                                    ===========         ===========

Weighted Average Common Shares Outstanding                            2,750,000           1,900,000
                                                                    ===========         ===========


               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                    ADDITIONAL
                                           COMMON STOCK               PAID-IN                 ACCUMULATED
                                        # SHARES      AMOUNT          CAPITAL                   DEFICIT
                                        ---------    --------      ------------            ---------------


December 31, 1997                       1,000,000    $  1,000      $     25,000            $     (171,458)

Issuance of common stock                1,500,000       1,500

Adjustments to capital to reflect
 acquisition of  subsidiary                 --                           (1,432)                     (373)

Net (Loss) December 31, 1998
                                        ---------    --------      ------------            ---------------


December 31, 1998                       2,500,000    $  2,500            23,668                  (365,481)
                                        ---------    --------      ------------            ---------------

Issuance of common stock                1,000,000       1,000           655,803                     --

Distribution to Shareholders                --                                                    (66,796)

Net (Loss) December 31, 1999                                           (150,050)
                                        ---------    --------      ------------            ---------------

December 31, 1999                       3,500,000    $  3,500      $    679,471            $     (582,327)
                                        =========    ========      ============            ===============



               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                             STATEMENTS OF CASH FLOW
                  FOR THE YEAR ENDED DECEMBER 31, 1999 and 1998


                                                                          1999                  1998
                                                                     -----------           -----------
Cash Flow from Operating Activities
    Net (Loss)                                                       $  (150,050)          $  (193,650)

Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation                                                       9,512                 6,984
        Amortization                                                         587                   640

Changes in assets and liabilities:
  (Increase) in inventory                                                (14,439)                 (220)
  (Increase) in receivables                                             (126,500)                - 0 -
   Decrease in loans receivable                                           34,500                 - 0 -
  (Decrease) Increase in notes payable                                  (146,331)               44,579
  (Decrease) Increase in accounts payable                                (74,401)               42,026
  (Decrease) in cash overdrafts                                             (593)               (3,110)
  (Decrease) in customer deposits                                         (5,132)               (3,616)
  (Decrease) Increase in shareholder loans                              (160,280)               41,892
   Increase in taxes payable                                               6,784                 - 0 -
                                                                     -----------           -----------

Net cash used in operating activities                                   (626,343)              (64,475)
                                                                     -----------           -----------

Cash flows from investing activities
    Acquisition of property, plant, and equipment                        (38,500)                - 0 -
                                                                     -----------           -----------


Cash flows from financing activities:
    Proceeds from additional paid-in capital and
      common stock                                                       656,803                    68
    Distributions to shareholders                                        (66,796)                - 0 -
    Proceeds from notes and loans                                         74,551                71,946
                                                                     -----------           -----------

Net cash flows from financing activities                                 664,558                72,014
                                                                     -----------           -----------

Net increase (decrease) in cash                                             (285)                  (44)

Cash - beginning                                                           1,856                 1,900
                                                                     -----------           -----------

Cash - ending                                                        $     1,571           $     1,856
                                                                     ===========           ===========

               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES

               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES
           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS AND ORGANIZATION

        IEMI is in the business of collecting and processing scrap metal through its wholly-owned subsidiary Broward Recycling Inc. (a Florida Corporation). IEMI was organized in 1998. On June 16, 1998, IEMI acquired the non-operating public shell of Tirol Pines, a Nevada corporation, in a transaction accounted for as as recapitalization. The only former shareholder of IEMI received 1,500,000 shares common stock representing a majority of the company's outstanding shares.

        Also on June 16, 1998, the company entered into a merger agreement with Broward Recycling, Inc. (BRI), a company incorporate d in the state of Florida on July 1, 1981 and which was wholly-owned by the former shareholder of IEMI. The objective of the two transactions was to offer the shares of BRI to the public. The operations of BRI would represent the sole operations of the company, with the former shareholder of IEMI and BRI having majority ownership and operating control of the company.

        On July 1, 1999, the sole shareholder of BRI legally transferred his interests in BRI to IEMI. As the two entities were under common control, the transfer was accounted for at historical cost in a manner similar to a pooling of interests. Following the transaction, BRI became a wholly-owned subsidiary of IEMI.

        BASIS OF PRESENTATION

         These financial statements present the operations of IEMI and BRI on a consolidated basis as though the companies had been combined from the beginning of the periods presented. The effects of all significant intercompany accounts and transactions have been eliminated.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Broward Recycling, Inc. All significant intercompany accounts and transactions have been eliminated.

        ORGANIZATIONAL COSTS

        The Company and its subsidiaries are amortizing their deferred costs over a five year period on a straight line basis. Amortization expense for the year ended December 31, 1999 was $587.

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


           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        INVENTORIES

        Inventories (stated at the lower of cost or market value) consist of scrap metal.

        FIXED ASSETS

        Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 39 years), utilizing both the straight-line and declining balance methods. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

        CUSTOMER DEPOSITS

        The Company obtained advances and deposits from certain vendors for working capital purposes. These deposits are periodically applied to accounts receivable.

        Revenue Recognition

        Revenue is recognized upon the sale of scrap metal.

        Earnings (Loss) Per Share

        Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. The number of shares used for the fiscal year ended December 31, 1999 was 2,750,000.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

                                                             1999                   1998
                                                          ----------             ----------
                      Land                                $   50,000             $   50,000
                      Building                               127,058                127,058
                      Machinery and equipment                 90,615                 73,536
                      Furniture and fixtures                  11,720                  - 0 -
                                                          ----------             ----------
                      Total                                  279,393             $  250,594
                      Less:  Accumulated Depreciation       (108,920)             ( 109,109)
                                                          ----------             ----------

                      Net Property Plant and Equipment    $  170,473             $  141,485
                                                          ==========             ==========


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
                                                                                ========


NOTE 4 - NOTES PAYABLE

               Notes Payable consist of the following:

               Note Payable, individual, 12.9%
               interest, secured by mortgage on Company
               land and building, monthly payments
               $1,460, matures September 2013.  The
               principal and interest of the 1997
               balance was refinanced in 1998                                          $ 112,552

               Note incurred to settle a litigation
               payable in monthly installments of $1,200
               Unsecured and non-interest bearing                                         38,400

               Capitalized equipment leases secured by
               equipment                                                                  36,481
                                                                                       ---------

               Total notes payable and leases payable                                  $ 187,433
                                                                                       =========


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

        approximately $300,000 expiring through 2014.

        Deferred tax benefit                                 $ 100,000
        Valuation allowance                                   (100,000)
                                                             ---------
          Net Benefit                                        $   - 0 -
                                                             =========


        Due to uncertainty of utilizing the NOL and recognizing the deferred tax benefit an offsetting valuation allowance has been provided.

NOTE 6 - CAPITAL TRANSACTIONS

        On May 22, 1998, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 25,000 shares to 25,000,000. Additionally the Board of Directors approved a 40 to 1 forward stock split of its common stock thereby increasing the number of outstanding shares from 25,000 to 1,000,000. A further 1,500,000 shares were issued on June 16, 1998, and 1,000,000 shares were issued during 1999.

NOTE 7 - PRIVATE PLACEMENT MEMORANDUM

        The Company pursuant to Regulation D of the Securities and Exchange Act of 1933 conducted a private placement of $1,000,000. The offering consists of 2,000,000 shares at $.50 per share.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

        The Company acquired $34,553 of equipment subject to a capitalized lease obligation.


                                                     1999                 1998
                                                  --------              --------
                             Taxes paid           $  - 0 -              $  - 0 -
                             Interest expense     $ 12,064              $  - 0 -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.



By:     /s/ Harold Solomon
        ----------------------------------------------------
        Harold Solomon
        President

By:     /s/ George R. Keller Jr.
        ----------------------------------------------------
        George R. Keller, Jr.
        Director

By:     /s/ Francis La Torre
        ----------------------------------------------------
        Francis La Torre
        Director

By:     /s/ Anthony Caliendo
        ----------------------------------------------------
        Anthony Caliendo
        Director

By:     /s/ Sam Benson
        ----------------------------------------------------
        Sam Benson
        President



Dated: December 18, 2000

                  INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.

                                INDEX TO EXHIBITS

ITEM 1. INDEX TO EXHIBITS

See Index to Exhibits (previously filed Form 10 SB-a on January 6, 2000, incorporated herein by reference)

ITEM 2. DESCRIPTION OF EXHIBITS

Exhibit        Description
No.
1.             STOCK EXCHANGE AND MERGER AGREEMENT BETWEEN TYROL PINES, INC. AND
               Registrant (previously filed, incorporated herein by reference to
               January 6, 2000 submission).

2.             Articles of Merger Between Tyrol Pines, Inc. and Registrant
               (previously filed, incorporated herein by reference to January 6, 2000 submission).

3.             Articles of Incorporation of Registrant (f/k/a/Tyrol Pines, Inc.)
               (previously filed, incorporated herein by reference to January 6, 2000 submission).

4. By-Laws of Registrant (f/k/a/Tyrol Pines, Inc.) (previously filed, incorporated herein by reference to January 6, 2000 submission).

5.             Subscription Agreements Between Global Capital Group, Inc. and
               Registrant, and between Global Capital Management Group, Inc. and
               Registrant (previously filed, incorporated herein by reference to January 6, 2000 submission).

6.             Consulting Agreement between Global Capital Management Group,
               Inc. and Registrant (previously filed, incorporated herein by reference to January 6, 2000 submission).

7. Subsidiaries of Registrant (previously filed, incorporated herein by reference to January 6, 2000 submission).

8.             Merger Agreement between IEMI (Nevada) and Broward Recycling
               (previously filed, incorporated herein by reference to October 2, 2000 10-sb-a submission)

9. Stock Transfer Ledger of Tirol Pines (previously filed, incorporated herein by reference to October 2, 2000 10-sb-a submission)