Form 10KSB
period 2000-12-31
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2001-06-05
CIK 1100688

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                ----------------

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $661,729

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2001 - 4,500,000

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS ............................................ 4

ITEM 2.   DESCRIPTION OF THE PROPERTY ........................................ 9

ITEM 3.   LEGAL PROCEEDINGS  ................................................. 9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................ 9


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS .......... 9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..........10

ITEM 7.   FINANCIAL STATEMENT  ...............................................11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES  ........................................12


                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS .......12

ITEM 10.  EXECUTIVE COMPENSATION..............................................15

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....15

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................17

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS...................................18

PART I

           ITEM 1. DESCRIPTION OF BUSINESS

International Environmental Management, Inc. was incorporated under the laws of the State of Nevada on September 6, 1995 as Tirol Pines, Inc. On October 11, 1999, Tirol Pines purchased 100% of the issued and outstanding shares of International Environmental Management, Inc., a Florida corporation. The Company then changed its name to International Environmental Management, Inc. On July 1, 1999, the company acquired all of the issued and outstanding common stock of Broward Recycling, Inc. ("BRI"). BRI was incorporated under the laws of the State of Florida on July 10, 1981. BRI has been in the recycling business for approximately 21 years. International Environmental Management, Inc. is a holding company, which currently has one operating subsidiary, BRI. The two entities may collectively be referred to as "IEMI" or "the Company." As of April 15, 2001, the Company's stock has been trading on the Nasdaq Over-the-Counter Bulletin Board under the symbol IEMI.

           BRI currently services three counties: Miami-Dade, Broward, and Palm Beach, for a total population of 5,000,000 people. BRI is a recycling reclamation and processing facility, which processes up to six tons of recyclable material per day. Such material includes aluminum, copper, brass, stainless steel, and other non-ferrous materials. In addition, BRI processes five to ten tons of aluminum cans per month. The purpose of recycling reclamation and processing facilities is to process recyclable material so that it may be reused by businesses in the manufacturing of consumable goods. BRI 's primary goal is to create several divisions which each offer a distinct recycling reclamation product.

           Ninety five percent of the material that BRI purchases is purchased from the general public, primarily small businesses. BRI does a very small amount of business with large industrial accounts. The small business customers deliver their scrap materials to BRI. These small business customers are (a) plumbers who recycle their copper tubing and old brass fixtures; (b) air condition repair services who deliver parts from old units; (c) local garages which deliver cast aluminum wheels, automobile radiators, aluminum evaporator coils and assorted aluminum. BRI does not have any contracts with counties in Florida at this time. BRI does not have contracts with its small business clients.

           BRI is not tied to one particular source to sell material. Prices are determined by local conditions. The company sells its material to the buyer that offers the highest price, most favorable terms of payment, and most favorable pickup service. The Company does not have in place any purchase agreements for its finished material.

           The market for BRI's raw finished goods includes end users that melt the recyclable metals to make new products, and wholesalers/brokers for such metals.

           BRI complies with environmental regulations by obtaining all of the necessary permits and licenses to operate its facility. The Company has a City of Hollywood license, a regional Broward County license, and a State of Florida certification to conduct business as a secondary metals recycling facility. No additional licenses or permits beyond those in place are required for BRI's operations at this time. As BRI grows and expands its business, it may accept some future material that requires special handling. BRI would at that time acquire any necessary licenses or permits.

           IEMI believes that the scrap metal recycling industry is highly fragmented and ripe for consolidation through acquisition. It believes that it has the experience necessary to acquire solid companies in this industry. It is anticipated by management of the Company that liquidity of the Company's shares, combined with a potentially favorable market response to the Company, will facilitate the company as it moves forward to implement its acquisition plan.

           Beginning in early 1990, BRI had a large contract with the City of Hollywood, Florida. That contract was discontinued in March 16, 1996. As a consequence of that loss, BRI's auditors in 1997 expressed its doubts about the viability of BRI as a going concern. Accordingly, the Company embarked upon a plan to acquire capital and enhance the liquidity of the Company's shares with a view to moving beyond this concern. In this regard, the Company received paid in capital in cash and notes in 1999 and 2000.

           The Company intends to establish a central processing facility and acquire two or three additional recycling facilities which should enable the Company to expand the number of recyclable items it handles to include newspaper, cardboard, glass bottles and plastic. The Company expects to raise additional funds to establish such facility and/or acquire additional facilities. The Company believes that as it develops these facilities, it will be in a position to expand its wholesale recycling business. For example, the Company currently purchases copper, brass and aluminum from plumbing and air conditioning repair businesses as well as radiators from car radiator shops and local garages. Using this strategy, the Company believes that within two or three years, it can position itself to operate as an integrated recycling business.

           The Company's primary business objective is to enhance its revenue growth through the acquisition and consolidation of other scrap metal businesses. The Company expects that acquisition targets will have a successful operating history, which means a record of growth and profitability. Management intends to retain the owners and experienced management of such acquisitions because their knowledge and expertise can provide immediate entry in the market. The Company intends to focus on facilities located along the southeast Florida economic area, with clear access to at least one major roadway, since such locations facilitate receipt of raw materials and resale of raw finished goods. This will enable the company to ship large volumes of material to major consumers.

           The Company has signed two non-binding letters of intent, with two local recycling companies. The letters are general statements of intent, the material terms of which are that the Company will acquire all of the stock of each company, turning each company into a wholly owned subsidiary of IEMI. One was signed in April 2001 and the other in May 2001. No final purchase agreement has been executed in regard to either letter of intent. The Company has not received audited financial information from either proposed acquisition target.

           PLAN OF OPERATIONS

           The Company intends to establish a container service division located in South East Florida, through acquisitions, such a division would offer for lease large containers used to contain construction and demolition debris. The Company believes that the potential value of the market for this service is $5-$10 billion, within the company's operating geographic range. Principal users of this service are real estate developers, who need containers on site to remove construction debris. To enter this market, the Company must build a facility, acquire a small fleet of trucks, and acquire containers. The cost of this undertaking is projected at approximately $750,000. The Company will have to raise additional funds, through debt or equity, to fund such an acquisition.

           As the Company grows, it intends to establish a solid waste-brush and yard waste composting facility. Brush material is yard waste such as tree trimmings, grass clippings, and associate shrubs, weeds, or other plant life. Municipalities are coming to the realization that incineration and land filling are not the most environmentally sound ways of handling their solid waste, trash and brush material. The Company believes this business segment of the market has a potential value of $250-$500 million. To implement this strategy, the Company must build a facility in which it would process such yard waste. The Company cannot guarantee that it will be able to build such a facility in the near future, if at all.

           Consulting services is another strategy for growth in the industry. Many communities in the U.S. are imposing mandatory recycling requirements. The Company intends to position itself to respond to this emerging market by offering recycling consulting services to assist businesses in compliance with governmental regulations. The Company has not yet implemented a consulting practice and cannot guarantee that it will be able to do so in the future.

           A final strategy for growth is entry into the solid waste and landfill management business. The Company perceives a window of opportunity to acquire smaller privately owned landfills. There are several hundred of these landfills nationwide, which are selling in the $3 million to $10 million range. Such an acquisition would provide immediate cash flow and substantial net profit to the Company's operations. The Company cannot guarantee that it will be able to enter the solid waste and landfill management business in the near future, if at all.

           The Company has no product, or product in development, which would materially impact its financial and operating condition. The Company is not dependent upon the availability or raw materials in order to operate. The Company does not rely on any patents, copyrights, trademarks, or other intellectual property in order to operate. The Company's operations are not affected by seasonal changes. The Company does not maintain a material amount of production inventory. The Company does not extend terms to customers. The Company is not dependent upon a single customer or a small group of customers. The largest customer of the company purchases less than 5% of the Company's production. There is no backlog in the Company's production. The Company does not rely on government contracts for its revenues.

           COMPETITION

           The Company is aware that there is significant competition in the recycling industry. The Company competes with numerous companies that already have a substantial share of the market as well as greater management and technological resources. Competitors also may have greater financial resources than that of the Company.

           The Company's local market is primarily in Miami-Dade, Broward and Palm Beach counties. There are several dozen small to medium size scrap metal recycling dealers. There are five or six larger dealers and a few wholesale companies that ship all of their material direct to the mills that are the end users. Many of the small and medium size operations buy and sell on a weekly basis and do not have the resources to compete with the few larger operations. It is a highly fragmented industry.

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

           ITEM 3. LEGAL PROCEEDINGS.

           The Company is not a party to any other legal proceedings, which would not have a material impact on the company's operations and/or financial condition, nor is the Company aware of any such threatened proceeding.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no submissions of matters to a vote of security holders deeming the fiscal year ended December 31, 2000.

PART II

           ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           At December 31, 2000, there were 34 holders of IEMI'S common stock. Since April 15, 2001, the Company's common stock has been listed on the Nasdaq Over-the-Counter Bulletin Board; prior to that, it was traded on the "Pink Sheets." To date, trading of the Company's common stock has been irregular and extremely limited.

           In January 2001, the Company agreed to use Sierra Brokerage as its market maker to submit an application with NASDAQ's OTC Bulletin Board to have its common stock quoted. Currently, there are 18 market makers on the Company's stock. Making a market involves maintaining bid and asks quotations and being able, as principal, to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements.

           The development of a public trading market depends upon the presence in the marketplace of a sufficient number of willing buyers and sellers at any given time, over which neither the Company nor any market maker has any control. Accordingly, there can be no assurance that an active and liquid trading market for the common stock will develop, or if a market develops, that it will continue.

           To date, no dividends have been paid on the Company's common stock. The Board of Directors may consider paying dividends in the future and will periodically review its policy regarding dividends. Declaration of dividends, if any, by the Board of Directors will depend upon a number of factors, including capital requirements, investment opportunities available to the company or the Bank, capital requirements, regulatory limitations, the company's results of operations and financial condition, tax considerations and general economic conditions, as well as other relevant factors. No assurances can be given, however, that any dividends will be declared, what amount the dividends will be, or whether such dividends, once commenced, will continue to be paid. The Company may pay stock dividends in lieu of, or in addition to, cash dividends. The Company has not paid any dividends since its inception; however, it intends to pay dividends as soon as business operations permit.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           ASSUMPTIONS

           The following management's discussion and analysis or plan of operation is based on the audited financial statements exhibit. The audited financial statements reflect the financial condition of the company for the periods ended December 31, 2000 and 1999.

           RESULTS OF OPERATIONS

Year Ended December 31, 2000, compared to Year Ended December 31, 1999.

           Total sales of the Company for the year ended December 31, 2000 increased by $253,901 from sales for the year ended December 31, 1999. This increase was due to the growth of the Company's subsidiary, BRI.

           Cost of goods sold increased $254,599 and the gross profit increased by $(24,958) for the year ended December 31, 2000 as compared to the previous year as a result of fees required to get the Company listed on the OTC-BB. Gross profit as a percentage of revenue for 2000 decreased slightly.

           Net income increased $14,285 to ($164,335) from ($150,050) for the year ended December 31, 2000 as compared to the previous year. Management does consider this a material increase. These numbers essentially reflect the costs of operating the business, versus a developmental stage company, prior to commencing operations.

           Management notes that profitability improvement was hindered by significant one time costs in the areas of legal and accounting, company development (acquisitions), and expenses associated with moving the Company's common stock from the electronic "pink sheets" to the OTC-BB.

           LIQUIDITY AND CAPITAL RESOURCES

           The Company has in recent years financed its operations primarily with loans directly from and/or guaranteed by the principle shareholders. The Company anticipates that revenues from operations will be insufficient to satisfy the Company's cash requirements for the next 12 months. Periodic equity financing has assisted the company in working towards this goal. In June 1999, the Company engaged in a private placement pursuant to Rule 504 of Regulation D of the Securities Act of 1933. 2,000,000 shares were offered at $.50 per share. All 2,000,000 shares were sold. This offering closed in March 2001. Global Capital Corporation purchased all 2,000,000 shares.

           Present cash on hand is not sufficient to meet the Company's operating plans. The Company will continue to seek equity funding during the next twelve-month period to meet its business objectives. No assurance can be given, however, that additional debt or equity financing will not be required or will be available if required.

ITEM 7. FINANCIAL STATEMENTS


           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999





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

                              BAUM & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        1515 UNIVERSITY DRIVE - SUITE 209
                          CORAL SPRINGS, FLORIDA 33071
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
International Environmental Management, Inc. and Subsidiary
Hollywood, Florida

We have audited the accompanying balance sheet of International Environmental Management, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were unable to obtain a discussion or evaluation from the Company's outside legal counsel of pending or threatened litigations.

In our opinion, except for the effects on the December 21, 2000 financial statements of such adjustments, if any, as might have been determined to be necessary have we been able to obtain a discussion or evaluation of pending or threatened litigation from the Company's outside legal counsel as discussed in the preceding paragraph, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of International Environmental Management, Inc. and Subsidiary as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


March 28, 2001
Coral Springs, Florida




           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS


Current Assets
Cash on hand                                                    $   2,889
Inventory                                                          12,544
        Loans to shareholders                                      29,564
        Prepaid expenses                                              813
                                                                ---------
        Total current assets                                       45,810
                                                                ---------

Property, Plant and Equipment (net of $113,903
     accumulated depreciation)                                    131,437
                                                                ---------
        Other Assets:
        Deferred costs (net of $961 accumulated amortization)       5,448
        Deposits                                                      639
                                                                ---------
        Total other assets                                          6,087
                                                                ---------

               Total Assets                                     $ 183,334
                                                                =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued expenses                   $  25,630
        Notes and mortgages payable - Current Portion              72,159
        Customer deposits                                          14,989
                                                                ---------
        Total Current Liabilities                                 112,778
                                                                ---------
        Long Term Liabilities
        Notes - Loans payable                                     129,745
                                                                ---------
                Total Liabilities                                 242,523
                                                                ---------

Stockholders' Deficit
        Common Stock, $.001 Par Value 25,000,000
          shares authorized;
          3,500,000 issued and outstanding                          3,500
          Additional paid in capital                              683,971
          Retained (deficit)                                     (746,660)
                                                                ---------
                Total Stockholders Deficit                        (59,189)
                                                                ---------

Total Liabilities and Stockholders' Deficit                     $183, 334
                                                                =========








               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES



           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         2000           1999
                                                    -----------     -----------

Revenues                                            $   915,630     $   661,729

Cost of Goods Sold                                      712,429         457,830
                                                    -----------     -----------

Gross Profit                                            203,201         203,899

Selling, general and administrative                     345,344         321,084
                                                    -----------     -----------
Income (loss) before other income (expenses)           (142,143)       (117,185)
                                                    -----------     -----------

Other Income (Expense):
      Interest income                                       847
      Miscellaneous income                                1,203
      Loss on disposition of equipment                   (4,613)
      Interest expense                                  (19,629)        (32,865)
                                                    -----------     -----------
Loss per common share                               $    (.0470)    $    (.0546)
                                                    ===========     ===========

Weighted average common shares outstanding            3,500,000       2,750,000
                                                    ===========     ===========








               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES




           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                            ADDITIONAL
                                                    COMMON STOCK             PAID-IN     ACCUMULATED
                                               # SHARES        AMOUNT        CAPITAL      (DEFICIT)
                                               --------        ------        -------      ---------



December 31, 1998                             2,500,000    $     2,500    $    23,668   $  (432,277)

Issuance of common stock                      1,000,000          1,000        655,803

Net (Loss) December 31, 1998                                                               (150,050)
                                            -----------    -----------    -----------   -----------


December 31, 1999                             3,500,000          3,500        679,471      (582,325)

Additional Contribution                                                         4,500
Net (Loss) December 31, 2000                                                               (164,335)
                                            -----------    -----------    -----------   -----------

December 31, 2000                             3,500,000    $     3,500    $   683,971   $  (746,660)
                                            ===========    ===========    ===========   ===========
Total other income (expense)                                                  (22,192)      (32,865)
                                                                          -----------   -----------
 (Loss) before provision for income taxes                                    (164,335)     (150,050)
Provision for income taxes                                                      - 0 -         - 0 -
                                                                          -----------   -----------
Net (loss)                                                                $  (164,335)  $  (150,050)
                                                                          ===========   ===========






               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES


           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                       2000         1999
                                                       ----         ----

Cash Flow from Operating Activities
     Net (Loss)                                     $(164,335)   $(150,050)
Adjustments to reconcile net loss to cash
     provided by activities:
     Depreciation                                       9,848        9,512
     Amortization                                         535          587
Changes in assets and liabilities:
      (Increase) Decrease in prepaid expenses            (813)
      (Increase) Decrease in inventory                  6,623      (14,439)
      (Increase) Decrease in receivables              126,500     (126,500)
      (Increase) Decrease in loans receivable            --         34,500
      (Decrease) Increase in mortgages payable         (3,196)      (2,802)
      (Decrease) Increase in accounts payable           9,400      (69,781)
      (Decrease) Increase in shareholders' loans      (29,564)    (160,280)
      (Increase) Decrease in deposits                    (298)        --
      (Decrease) Increase in customers' deposits       (3,164)      (5,132)
      (Decrease) Increase in notes payable            (49,936)    (143,529)
                                                    ---------     --------
                                                      (98,400)    (627,914)
Cash flows from investing activities
     (Acquisition) disposition of fixed assets         29,198      (38,500)
                                                    ---------     --------

Cash flows from financing activities:
     Proceeds from additional paid-in capital and
         common stock                                   4,500      656,803
Proceeds from loans from officers                      67,591         --
Distributions to shareholders                            --        (66,796)
Proceeds from notes and loans                            --         74,551
                                                    ---------     --------

Net cash flows from financing activities               72,091      664,558
                                                    ---------     --------

Net increase (decrease) in cash                         2,889       (1,856)
Cash - beginning of year                                - 0 -        1,856
                                                    ---------     --------
Cash - end of year                                  $   2,889    $  - 0 -
                                                    =========    ========


               SEE ACCOUNTANTS' REPORT AND ACCOMPANYING FOOTNOTES

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BUSINESS AND ORGANIZATION

           IEMI is in the business of collecting and processing scrap metal through its wholly owned subsidiary Broward Recycling Inc. (a Florida Corporation). IEMI was organized in 1998. On June 16, 1998, IEMI acquired the non-operating public shell of Tirol Pines, a Nevada corporation, in a transaction accounted for as recapitalization. The only former shareholder of IEMI received 1,500,000 shares common stock representing a majority of the company's outstanding shares.

           Also on June 16, 1998, the company entered into a merger agreement with Broward Recycling, Inc. (BRI), a company incorporated in the state of Florida on July 1, 1981 and which did the former shareholder of IEMI wholly own. The objective of the two transactions was to offer the shares of BRI to the public. The operations of BRI would represent the sole operations of the company, with the former shareholder of IEMI and BRI having majority ownership and operating control of the company.

           On July 1, 1999, the sole shareholder of BRI legally transferred his interests in BRI to IEMI. As the two entities were under common control, the transfer was accounted for at historical cost in a manner similar to a pooling of interests. Following the transaction, BRI became a wholly owned subsidiary of IEMI.

           BASIS OF PRESENTATION

           These financial statements present the operations of IEMI and BRI on a consolidated basis as though the companies had been combined from the beginning of the periods presented. The effects of all significant inter-company accounts and transactions have been eliminated.

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Broward Recycling, Inc. All significant intercom any accounts and transactions have been eliminated.

           ORGANIZATIONAL COSTS

           The Company and its subsidiaries are amortizing their deferred costs over a five-year period on a straight-line basis. Amortization expense for the year ended December 31, 1999 and 2000 were $587 and $535, respectively.

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

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

           EARNINGS (LOSS) PER SHARE

           Primary earnings per common share are computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the year. The number of shares used for the fiscal year ended December 31, 1999 and December 31, 2000 was 2,750,000 and 3,500,000, respectively

NOTE 2 -   PROPERTY, PLANT AND EQUIPMENT
                                                                   2000
                                                                ----------
           Land                                                 $   50,000
           Building
                                                                   127,058

           Machinery and equipment                                  56,562
           Furniture and fixtures                                   11,720
                                                                ----------
           Total                                                   245,340
           Less:  Accumulated Depreciation                         113,903
                                                                ----------

           Net Property Plant and Equipment                     $ 131,437
                                                                =========

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

                     Year ending December 31:

                     2001                                               946
                     2002                                              - 0 -
                     2003                                              - 0 -
                     2004                                              - 0 -
                                                                -------------
                        Total future minimum lease payments     $       946
                                                                =============


NOTE 4 -   NOTES PAYABLE

           Notes Payable consist of the following:

           Note Payable, individual,
           12.9% interest, secured by mortgage on
           Company land and building, monthly
           payments $1,460, matures September 2013.
           The principal and interest of the 1997
           balance was refinanced in 1998                        $109,367

           Note incurred to settle a litigation
           payable in monthly installments
           of $1,200 Unsecured and non-interest bearing            24,000

           Loans from officers                                     67,591

           Capitalized equipment leases secured by equipment          946
                                                                 --------

           Total notes payable and leases payable                $201,904
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

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 -   INCOME TAXES (CONTINUED)



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

NOTE 8 -   SUPPLEMENTAL CASH FLOW INFORMATION

           The Company disposed of equipment subject to a capitalized lease obligation, the lease was assumed by the purchaser of the equipment

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

           The Board of Directors of the company is currently composed of three members, each of whom serves for a term of one year. Executive officers are elected annually by the Board of Directors and serve at the Board's discretion. The following table sets forth information with respect to the directors and executive officers of the Company.

NAME                  AGE      POSITION              CURRENT TERM      EXPIRES
----                  ---      --------              ------------      -------

Harold Solomon        46       Chairman, CEO, Pres    July 2000         2001

George R. Keller, Jr. 45       Director               July 2000         2001

Sam Benson            44       Director               July 2000         2001

All directors hold office until the next annual meeting of the Company (currently expected to be held in September 2001) until their successors are elected and qualified, subject to earlier removal and replacement by the shareholders. Officers hold office until the first meeting of directors following the annual meeting of shareholders and until their successors are elected and qualified, subject to earlier removal and replacement by the Board of Directors. All of the directors reside in the State of Florida.

HAROLD SOLOMON had served as Chairman of the Board, CEO and President of the company since 1999. Mr. Solomon founded BRI in 1980 and has been overseeing its operation since it was formed. He transformed BRI from an old fashioned "junkyard" into a complete non-ferrous scrap metal recycling facility. Mr. Solomon, with 19 years experience in the field of recycling, has also instituted programs for inventory control, process management and quality control procedures. Prior to forming BRI, Mr. Solomon was the Director of Admission and Records at Florida International University. He was part of the team that formed the University's North Miami campus and initiated many of the procedures in the Admission and Records office that helped the new campus grow and prosper. Mr. Solomon holds a B.A. in History and Educational Administration, with a Minor in Music Education, from Florida International University. Mr. Solomon also currently serves as the President of the Hollywood Philharmonic Orchestra.

GEORGE R. KELLER, JR. has served as a Director and Treasurer since 1999. Mr. Keller has been the Assistant Director, Department of Safety and Emergency Service for Broward County since 1995. Mr. Keller previously served as the Director of the Department of Development Administration of the City of Hollywood, Florida. He was also previously employed by the Urban and Regional Research Center in Gainesville.

Mr. Keller held the following positions in the City of Hollywood: Assistant City Manager (Interim City Manager), Director or Development Administration, Planning Administrator, Community Development Director and Post Disaster Recovery Director. Much of Mr. Keller's work experience has been in the areas of land use planning, zoning, real estate development, urban redevelopment economic development, annexation, and emergency management and code enforcement. He holds a B.S. Degree in Urban Geography and a M.A.T. Degree in Urban Geography and Urban and Regional Planning from the University of Florida, Gainesville, Florida

SAM BENSON has served as a Director and Secretary since 1999. Mr. Benson graduated in 1978 from the University of Miami with a B.B.A. in International Finance and Marketing. From 1978 to 1982 Mr. Benson worked for Quaker Oats, first to set up major accounts for Quaker Oats in South Florida. He was then the Southeast United States liaison for these major accounts. From 1982 to 1986 Mr. Benson attended medical school, graduating in 1986 with his M.D. degree. From 1986 to 1989 Mr. Benson participated with a South Florida pediatrician. From 1989 to present Mr. Benson has worked for Elise Undergarment in various management capacities. For the past year he has been responsible for their locating and building a facility in Uman, Mexico.

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


           ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 2001, the shares of common stock beneficially owned by each person who was a beneficial owner of more than five percent of the outstanding shares of common stock and by directors and executive officers.

---------------------- -------------------- ------------------ -----------------
                                                                 PER CENT OF
CLASS OF SHARES        BENEFICIAL OWNER     NUMBER OF SHARES      BENEFICIAL
                                            BENEFICIALLY HELD     OWNERSHIP
---------------------- -------------------- ------------------ -----------------

Common                 Harold Solomon          1,500,000             33%
                       5801 Wiley Street
                       Hollywood
                       FL 33023

---------------------- -------------------- ------------------ -----------------

Common                 Global Capital          1,225,000            27.2%
                       Group, Inc.
                       225 Mizner Blvd
                       Boca Raton
                       FL 33432
                       William Haynes
                       President
---------------------- -------------------- ------------------ -----------------

           The shareholders identified above other than Mr. Solomon comprise a group as that term is defined in Section 13(d)(3) of the Exchange Act. William Haynes, President and CEO of Global Capital Group, Inc., is the sole stockholder of Global Capital Group, Inc.

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The Company was incorporated on September 6, 1995. Since its incorporation, the Company has issued 4,500,000 shares of its common stock.

           On June 2, 1999, the Company entered into two-year consulting agreement with Global Capital Management, Inc. ("Global"), whereby Global will offer strategic advice regarding capitalization, capital. structure, potential investors, corporate transactions, in order to implement the company's business plan. Pursuant to the Consulting Agreement, Global received 200,000 shares of the Company's common stock. In addition, Global received the right to purchase up to $950,000 of the stock in the offering conducted by the Company, which offering was conducted June 1999 in through March 2001, pursuant to Rule 504 this stock was issued without restrictive legend. In March 2001, the Company enters into a consulting agreement with Global Capital Management, Inc., pursuant to which Global Capital Management, Inc. shall receive 1,000,000 shares of common stock.

            The Company has entered into loan transactions with certain related parties. The parties to the loans are as follows: $18,194, Betsy Firger, daughter of former mortgage holder; $25,000, Sun Financial; $115,134, George Klien, shareholder; $60,000, Robert Elmore, business associate; $11,125, Al Massucco, Sr., relative of employee; $12,348, Diane Hasett, relative of employee.

           ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

           Please see attached Consolidated Financial Statements - December 31, 2000 and 1999 - for International Environmental Management, Inc.

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

INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.

By:       /S/ HAROLD SOLOMON                      Dated:  JUNE 1, 2001
          ---------------------                           ------------
          Harold Solomon
          President

By:       /S/ GEORGE R. KELLER, JR.               Dated:  JUNE 1, 2001
          --------------------------                      ------------
          George R. Keller, Jr.
          Director

By:       /S/ SAM BENSON                          Dated:  JUNE 1, 2001
          ---------------                                 ------------
          Sam Benson
          Director