Form 10QSB
period 2001-03-31
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2001-06-14
CIK 1100688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001
                               -------------

Commission File Number  000-28415
                       -----------

                  INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Nevada                                             65-0861102
------------------------                         ---------------------------
(State of Incorporation)                         (IRS Identification Number)

                  International Environmental Management, Inc.
                                5801 Wiley Street
                            Hollywood, Florida 33023
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 961-3033
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No X
   ----   ---


         As of June 11, 2001, there were 4,500,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

Part I -- Financial Information

Item 1. Financial Statements





           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                MARCH 31,   DECEMBER 31,
                                                                 2001          2000
                                                              (UNAUDITED)    (AUDITED)
                                                              -----------    ---------
Current Assets:
     Cash and Cash Equivalents                                $    --      $   2,889
     Inventory                                                    8,501       12,544
     Prepaid Insurance                                             --            812
     Loans to Stockholders                                       38,298       29,564
                                                              ---------    ---------
          Total Current Assets                                   46,799       45,809
Property, Plant and Equipment (Net of $115,930 and $113,903
     accumulated depreciation at March 31, 2001 and
     December 31, 2000)                                         134,930      131,437
Other Assets:
     Loan Costs (Net of $1,068 and $961 accumulated
     amortization at March 31, 2001 and December 31, 2000)        5,341        5,448
     Deposits                                                       639          639
                                                              ---------    ---------
          Total Other Assets                                      5,980        6,087
                                                              ---------    ---------
          Total Assets                                        $ 187,709    $ 183,333
                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash Overdraft                                           $      84    $    --
     Accounts Payable and Accrued Expenses                       21,590       25,631
     Customer Deposits                                           19,383       14,989
     Notes Payable - Current Portion                            102,480       72,159
                                                              ---------    ---------
          Total Current Liabilities                             143,537      112,779
Long Term Liabilities:
     Notes Payable                                              183,426      129,745
                                                              ---------    ---------
          Total Liabilities                                     326,963      242,524
                                                              ---------    ---------
Stockholders' Equity:
     Common Stock, $.001 Par Value; 25,000,000
          Shares Authorized; 4,500,000 Issued and
          Outstanding                                             4,500        3,500
Additional Paid In Capital                                      786,286      787,286

Accumulated Deficit                                            (930,040)    (849,977)
                                                              ---------    ---------
Total Equity                                                   (139,254)     (59,191)
                                                              ---------    ---------
          Total Liabilities and Stockholders' Equity          $ 187,709    $ 183,333
                                                              =========    =========


     See Accompanying Notes to Condensed Consolidated Financial Statements


           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          2001           2000
                                                          ----           ----
Revenues                                             $   223,657    $   241,334

Cost of Goods Sold                                       217,134        183,981
                                                     -----------    -----------

Gross Profit                                               6,523         57,353
                                                     -----------    -----------

     Salaries and Wages                                    5,525         59,150
     Other General and Administrative Expenses            74,061         64,620
                                                     -----------    -----------

Total Operating Expenses                                  79,586        123,770
                                                     -----------    -----------

Income (Loss) Before Other Income (Expense) and
     Provision for Income Taxes                          (73,063)       (66,417)

     Interest Income                                         533           --
     Interest (Expense)                                   (7,533)         5,380
                                                     -----------    -----------

Income (Loss) Before Provision for Income Taxes          (80,063)       (71,797)

Provision for Income Taxes                                  --             --
                                                     -----------    -----------

Net Income (Loss)                                    $   (80,063)   $   (71,797)
                                                     ===========    ===========

Loss Per Common Share                                $   (0.0200)   $   (0.0205)
                                                     ===========    ===========

Weighted Average Common Shares Outstanding             4,500,000      3,500,000
                                                     ===========    ===========



      See Accompanying Notes to Condensed Consolidated Financial Statements




           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                 2001        2000
                                                                 ----        ----
Cash Flow from Operating Activities:
Net (Loss)                                                     $(80,063)   $(71,797)

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                2,133       3,110

Changes in Assets and Liabilities:

(Increase) Decrease in Inventory                                  4,043      10,035
(Increase) Decrease in Loans to Stockholders                     (8,734)     (9,522)
(Increase) Decrease in Prepaid Insurance                            812        --
Increase (Decrease) in Cash Overdraft                                84      11,896
Increase (Decrease) in Accounts Payable and Accrued Expenses     (4,041)     (1,832)
Increase (Decrease) in Customer Deposits                          4,394        (848)
                                                               --------   ---------

Net Cash Used in Operating Activities                           (81,372)    (58,958)

Cash Flow from Investing Activities:
Acquisition of equipment                                         (5,519)       --
                                                               --------   ---------
Net Cash Used in Investing Activities                            (5,519)       -
                                                               --------   ---------

Cash Flow from Financing Activities:
Increase (Decrease) in Loans and Notes Payable                   84,002      (7,042)
Proceeds From Issuance of Common Stock                             --          --
Decrease in Subscriptions Receivable                               --        66,000
                                                               --------   ---------
Net Cash Used in Financing Activities                            84,002      58,958
                                                               --------   ---------

Net increase (decrease) in Cash                                  (2,889)       --

Cash - Beginning                                                  2,889        --

Cash - Ending                                                  $   --      $   --
                                                               ========    ========



     See Accompanying Notes to Condensed Consolidated Financial Statements

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


GENERAL

Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2001 and 2000 covered thereby.

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

Item 2. Management's Discussion and Analysis of Financial Condition

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the three months ended March 31, 2001.

The following discussion should be read in conjunction with the Financial Statements and related Notes appearing elsewhere in this Form 10-QSB, as well as in the company's Form 10-KSB for the year ended December 31, 2000.

OVERVIEW

         International Environmental Management, Inc. was incorporated under the laws of the State of Nevada on September 6, 1995 as Tirol Pines, Inc. On October 11, 1999, International Environmental Management, Inc., a Florida corporation, purchased 100% of the issued and outstanding shares of Tirol Pines, Inc. The company then changed its name to International Environmental Management, Inc. On July 1, 1999, the company acquired all of the issued and outstanding common stock of Broward Recycling, Inc. ("BRI"). BRI was incorporated under the laws of the State of Florida on July 10, 1981. BRI has been in the recycling business for approximately 21 years. IEMI is a holding company, which currently has one operating subsidiary, BRI. As of April 15, 2001, the company's stock has been trading on the Nasdaq Over-the-Counter Bulletin Board under the symbol IEMI.


THREE MONTHS ENDED MARCH 31,2001 AND 2000

Results of Operations

For the three months ended March 31, 2001 and 2000, we had revenue of $223,657 and $241,334, respectively. We incurred operating expenses of $79,586 for the first quarter of 2001, and $123,770 for the first quarter of 2001. Operating expenses as a percentage of revenues increased by 6% as a result of higher prices of raw materials. Loss from operations increased from $(80,063) to $(71,797) for the quarters ended March 31, 2001 and 2000, respectively, as a result of increased expenses involved in getting our common stock to be listed on the OTC-BB.

For the three months ended March 31, 2001 and 2000, we incurred net losses of $(80,063) and $(71,797), respectively. Current assets were $38,298 and $29,564 for the quarters ended March 31, 2001 and 2000, and current liabilities were $143,537 and $112,779 for the same periods. The increase in current liabilities is a result of a note payable to Associates Leasing for additional operating equipment.

The loss per common share was (0.20) per share for the quarter ended March 31, 2001, and (0.205) for the quarter ended March 31, 2000.

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

FORWARD LOOKING STATEMENTS

The preceding Management's Discussion and Analysis contains various forward-looking statements which represent IEMI's beliefs or expectations regarding future events. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, discussions as to sales outlooks, including projected harvest dates for its fingerlings, and outlooks for operating results. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results, including problems that may arise on the part of third parties over whom IEMI has little or no control, and the loss of its inventory through death or disease. The impact of the foregoing could, in turn, have a material adverse effect on IEMI's results of operations and financial condition.

PART II-OTHER INFORMATION

Item 1    Legal Proceedings:

IEMI is not a party to any legal proceedings.

Item 2    Change in Securities:

None

Item 3    Default Upon Senior Securities:

None

Item 4    Submission of Matters to a Vote of Security Holders:

None

Item 5    Other Information:

None

Item 6 Exhibits and Reports on Form 8-K:

None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.

 Dated:    June 12, 2001                      (Registrant)


                                    /s/ HAROLD SOLOMON
                                    ------------------------------

                                    Harold Solomon, President