Form 10QSB
period 2001-06-30
INTERNATIONAL ENVIRONMENTAL MANAGEMENT INC
filed 2001-08-20
CIK 1100688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                  -------------

                        Commission File Number 000-28415
                                    ---------

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


           As of August 15, 2001, there were 12,500,000 shares of the issuer's common stock, $.001 par value per share, issued and outstanding.

           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                              JUNE 30,      DECEMBER 31,
                                                                2001           1999
                                                             (UNAUDITED)     (AUDITED)
                                                             -----------     ---------
Current Assets:
     Cash and Cash Equivalents                                $      73    $   1,571
     Inventory                                                    9,015       19,167
     Loans Receivable                                            15,227         --
                                                              ---------    ---------
          Total Current Assets                                   24,315       20,738
Property, Plant and Equipment (Net of $8,929 and $5,859
     accumulated depreciation at March 31, 2000 and
     December 31, 1999)                                         164,333      170,473
Other Assets:
     Organizational Costs (Net of $733 and $693 accumulated
     amortization at March 31, 2000 and December 31, 1999)        5,688        5,983
     Deposits                                                       340          340
                                                              ---------    ---------
          Total Other Assets                                      6,028        6,323
                                                              ---------    ---------

          Total Assets                                        $ 194,676    $ 197,534
                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash Overdraft                                           $   1,169    $   2,818
     Accounts Payable and Accrued Expenses                       51,855       14,987
     Customer Deposits                                           18,785       18,152
     Notes Payable - Current Portion                             27,045         --
                                                              ---------    ---------
          Total Current Liabilities                              98,854       35,957
Long Term Liabilities:
     Notes Payable                                              145,884      187,433
                                                              ---------    ---------
          Total Liabilities                                     244,738      223,390
                                                              ---------    ---------
Stockholders' Equity:
     Common Stock, $.001 Par Value; 25,000,000
          Shares Authorized; 3,500,000 Issued and
          Outstanding                                             3,500        3,500
Additional Paid In Capital                                      679,471      679,471

Accumulated Deficit                                            (531,388)    (411,182)
Accumulated Deficit During Development Stage                   (171,145)    (171,145)
                                                              ---------    ---------
                                                                (19,562)     100,644

Less: Subscriptions Receivable                                  (30,500)    (126,500)
                                                              ---------    ---------
Total Equity                                                    (50,062)     (25,856)
                                                              ---------    ---------

          Total Liabilities and Stockholders' Equity          $ 194,676    $ 197,534
                                                              =========    =========


     See Accompanying Notes to Condensed Consolidated Financial Statements



           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                          2000           1999
                                                          ----           ----
Revenues                                              $   468,134    $   278,504

Cost of Goods Sold                                        348,090        190,039
                                                      -----------    -----------

Gross Profit                                              120,044         88,465
                                                      -----------    -----------

     Other General and Administrative Expenses            230,652         56,458
                                                      -----------    -----------

Total Operating Expenses                                  230,652         56,458
                                                      -----------    -----------

Income (Loss) Before Other Income (Expense) and
     Provision for Income Taxes                          (110,608)        32,007

     Interest Expense                                       9,598         20,831
                                                      -----------    -----------


Net Income (Loss)                                     $  (120,206)   $    11,176
                                                      ===========    ===========

Loss Per Common Share                                 $   (0.0343)   $    0.0059
                                                      ===========    ===========

Weighted Average Common Shares Outstanding              3,500,000      1,900,000
                                                      ===========    ===========



     See Accompanying Notes to Condensed Consolidated Financial Statements




           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                   2000         1999
                                                                   ----         ----
Cash Flow from Operating Activities:
Net (Loss)                                                     $(120,206)   $  11,176

Adjustments to Reconcile Net Loss to Net Cash Used For
Operating Activities:
     Depreciation and Amortization                                 6,435        4,342

Changes in Assets and Liabilities:

(Increase) Decrease in Inventory                                  10,152         (473)
(Increase) Decrease in Loans to Stockholders                     (15,227)        --
Increase (Decrease) in Cash Overdraft                             (1,649)      (2,831)
Increase (Decrease) in Other Assets                                 (494)
Increase (Decrease) in Accounts Payable and Accrued Expenses      36,868      (20,481)
Increase (Decrease) in Customer Deposits                             633       (4,406)
                                                               ---------    ---------

Net Cash Used in Operating Activities                            (82,994)     (13,167)

Cash Flow from Financing Activities:
Proceeds from Common Stock                                          --         40,000
Reduction in Notes Payable                                       (14,504)     (28,689)
Decrease in Subscriptions Receivable                              96,000         --
                                                               ---------    ---------
Net Cash Used in Financing Activities                             81,496       11,311
                                                               ---------    ---------

Net increase (decrease) in Cash                                   (1,498)      (1,856)

Cash - Beginning                                                   1,571        1,856

Cash - Ending                                                  $      73    $    --
                                                               =========    =========



     See Accompanying Notes to Condensed Consolidated Financial Statements


           INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                         2000           1999
                                                         ----           ----
Revenues                                             $   226,994    $   125,235

Cost of Goods Sold                                       164,109         85,726
                                                     -----------    -----------

Gross Profit                                              62,885         39,509
                                                     -----------    -----------

     Other General and Administrative Expenses           106,883         32,626
                                                     -----------    -----------

Total Operating Expenses                                 106,883         32,626
                                                     -----------    -----------

Income (Loss) Before Other Income (Expense) and
     Provision for Income Taxes                          (43,998)         6,883

     Interest Expense                                      4,412          6,926
                                                     -----------    -----------

Income (Loss) Before Provision for Income Taxes          (48,410)           (43)

Provision for Income Taxes                                  --             --
                                                     -----------    -----------

Net Income (Loss)                                    $   (48,410)   $       (43)
                                                     ===========    ===========

Loss Per Common Share                                $   (0.0138)           nil
                                                     ===========    ===========

Weighted Average Common Shares Outstanding             3,500,000      1,900,000
                                                     ===========    ===========





     See Accompanying Notes to Condensed Consolidated Financial Statements

          INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001





GENERAL

Basis of Presentation - The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Company's results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that this Quarterly Report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 2001 and 2000 covered thereby.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the six months ended June 30, 2001.

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

 Six Months Ended June 30, 2001 and 2000

RESULTS OF OPERATIONS

For the six months ended June 30, 2001 and 2000, we had revenue of $463,631 and $468,134, respectively, a decrease of $4,503 or 1%. We incurred operating expenses of $152,667 for the first six months of 2001, and $230,652 for the first six months of 2000. Operating expenses as a percentage of revenues decreased by 16.4% as a result of a reduction in administrative expenses. Loss from operations decreased from $(110, 608) to $(80,155) for the six months ended June 30, 2000 and 2001, respectively, as a result of decreased expenses. Net loss decreased from ($120,206) to ($95,337) for the six months period ended June 30, 2000 and 2001, respectively.

For the six months ended June 30, 2001 current assets were $70,271 and current liabilities were $171,792.

The loss per common share was (0.212) per share for the six months ended June 30, 2001, and (0. 0343) for the six months ended June 30, 2000.

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

OTHER INFORMATION

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



Dated:    August 17, 2001

                                    INTERNATIONAL ENVIRONMENTAL MANAGEMENT, INC.
                                       (Registrant)


                                             /S/ HAROLD SOLOMON
                                            ------------------------------
                                            Harold Solomon, President