Form 10QSB
period 2001-09-30
IEMI
filed 2001-11-20
CIK 1100688

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


                                      IEMI
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                      65-0861102                    000-28415
--------------------------------------------------------------------------------
(State or other jurisdiction       (IRS Employer                 Commission File
 of Incorporation)                 Identification Number)        Number

                   5801 Wiley Street, Hollywood, Florida 33023
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (954) 961-3033
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [ ]          No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On September 30, 2001, the Registrant had outstanding 12,500,000 shares of common stock.

                                      IEMI

                                     INDEX

                                                                                                      Page No.
                                                                                                      --------

PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets,
                     September 30, 2001 and 2000................................................          1

                     Statements of Operations,
                     Nine Months Ended September 30, 2001 and 2000..............................          3

                     Statements of Operations,
                     Three Months Ended September 30, 2001 and 2000.............................          4

                     Statements of Cash Flows,
                     Nine Months Ended September 30, 2001 and 2000..............................          5

                     Notes to Financial Statements..............................................          7

Item 2.              Management's Discussion and Analysis or Plan of Operation..................          9


PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings..........................................................         11

Item 2.              Changes in Securities and Use of Proceeds..................................         11

Item 3.              Defaults Upon Senior Securities............................................         11

Item 4.              Submission of Matters to a Vote of Security Holders........................         11

Item 5.              Other Information..........................................................         11

Item 6.              Exhibits and Reports on Form 8-K...........................................         11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               IEMI AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                      2001              2000
                                                                  --------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                                         $    124          $     --
  Inventory                                                            5,500             9,835
  Loans receivable                                                    43,482            21,743
                                                                    --------          --------

     TOTAL CURRENT ASSETS                                             49,106            31,578
                                                                    --------          --------

PROPERTY, PLANT AND EQUIPMENT - NET
  (Net of $119,982 and $118,131 accumulated depreciation
    at September 30, 2001 and 2000, respectively                     130,878           161,263
                                                                    --------          --------

OTHER ASSETS
Loan fees (Net of $1,282 and $800 accumulated amortization
  at September 30, 2001 and 2000, respectively                         5,127             5,554
Deposits                                                                 639               340
                                                                    --------          --------

     TOTAL OTHER ASSETS                                                5,766             5,894
                                                                    --------          --------


TOTAL ASSETS                                                        $185,750          $198,735
                                                                    ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IEMI AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                    2001                2000
                                                                -------------       -------------
CURRENT LIABILITIES
  Cash overdraft                                                 $      --           $   6,561
  Accounts payable and accrued expenses                             76,773             114,497
  Notes payable - current portion                                  264,380                  --
  Customer deposits                                                 21,640              17,725
                                                                 ---------           ---------

     TOTAL CURRENT LIABILITIES                                     362,793             138,783
                                                                 ---------           ---------

LONG-TERM LIABILITIES
  Notes payable - Net of current portion                           312,000             165,261
                                                                 ---------           ---------

TOTAL LIABILITIES                                                  674,793             304,044
                                                                 ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, and 25,000,000 shares
    authorized; and 12,500,000 and 3,500,000 outstanding
    at September 30, 2001 and 2000, respectively                    12,500               3,500
   Additional paid-in capital                                      991,644             683,972
   Subscription receivable                                        (400,000)                 --
   Accumulated deficit                                            (922,042)           (621,636)
   Accumulated deficit during development stage                   (171,145)           (171,145)
                                                                 ---------           ---------

     TOTAL STOCKHOLDERS' (DEFICIT)                                (489,043)           (105,309)
                                                                 ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                 $ 185,750           $ 198,735
                                                                 =========           =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IEMI AND SUBSIDIARY
                      STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                   2001                   2000
                                                                -------------         -------------

REVENUE                                                         $   649,632           $   690,057

COST OF GOODS SOLD                                                  543,319               520,471
                                                                -----------           -----------

GROSS PROFIT                                                        106,313               169,586

OTHER GENERAL AND ADMINISTRATIVE EXPENSES                          (325,813)             (365,632)
                                                                -----------           -----------

(LOSS) BEFORE OTHER INCOME AND (EXPENSE)                           (219,500)             (196,046)

  Interest income                                                     1,164                   469
  Interest expense                                                  (24,874)              (14,877)
                                                                -----------           -----------

NET LOSS                                                        $  (243,210)          $  (210,454)
                                                                ===========           ===========

LOSS PER BASIC AND DILUTED SHARES                               $   (0.0423)          $   (0.0601)
                                                                ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                                       5,750,000             3,500,000
                                                                ===========           ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IEMI AND SUBSIDIARY
                      STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                     2001                  2000
                                                                --------------         -------------

REVENUES                                                        $    185,997           $    221,923

COST OF GOODS SOLD                                                   152,200                172,381
                                                                ------------           ------------

GROSS PROFIT                                                          33,797                 49,542

OTHER GENERAL AND ADMINISTRATIVE EXPENSES                           (113,195)              (134,980)
                                                                ------------           ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                   (79,398)               (85,438)

  Interest income                                                         --                    469
  Interest expense                                                    (8,528)                (5,279)
                                                                ------------           ------------

NET LOSS                                                        $    (87,926)          $    (90,248)
                                                                ============           ============

LOSS PER BASIC AND DILUTED SHARES                               $    (0.0070)          $    (0.0258)
                                                                ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                                       12,500,000              3,500,000
                                                                ============           ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             IEMI AND SUBSIDIARY
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                               2001                2000
                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(243,210)          $(210,454)
  Adjustment to reconcile net loss to net cash used in
  operating activities:

    Consulting expense                                        60,000                  --
    Depreciation and amortization                              6,399               9,639
    Decrease in prepaid expenses                                 813                  --
    Decrease in inventory                                      7,044               9,332
    Increase (Decrease) in cash overdraft                         --               3,743
    Increase in accounts payable and accrued expenses         51,135              99,510
    Increase (Decrease) in customer deposits                   6,651                (427)
                                                           ---------           ---------

      NET CASH USED IN OPERATING ACTIVITIES                 (111,168)            (88,657)
                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of property, plant and equipment              (5,520)                 --
                                                           ---------           ---------

      NET CASH USED IN INVESTING ACTIVITIES                   (5,520)                 --
                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                          --               4,501
  Proceeds (Repayments) of notes payable - Net               127,843             (22,172)
  Net proceeds from stockholders                             (13,918)            (21,743)
  Increase (Decrease) in subscriptions receivable                 --             126,500
                                                           ---------           ---------

Net cash provided by financing activities                    113,925              87,086
                                                           ---------           ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IEMI AND SUBSIDIARY
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   2001               2000
                                                               -------------      -------------

(DECREASE) IN CASH                                                 (2,763)           (1,571)

CASH - BEGINNING OF PERIOD                                          2,887             1,571
                                                                ---------           -------

CASH - END OF PERIOD                                            $     124           $    --
                                                                =========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid during the period for:
  Interest                                                      $  24,874           $14,877
                                                                =========           =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:

  Issuance of common stock subscription                         $ 400,000           $    --
                                                                =========           =======

  Reclassification from paid-in capital to notes payable        $ 272,849           $    --
                                                                =========           =======

STOCK ISSUED FOR CONSULTING EXPENSE                             $  60,000           $    --
                                                                =========           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IEMI AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared by IEMI and Subsidiary ("IEMI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and IEMI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by IEMI later in the year.

                  The management of IEMI believes that the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of IEMI and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               IEMI AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards N. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of IEMI's cash and cash equivalents approximates their estimated fair values due to their short-term maturities.

                  COMPREHENSIVE INCOME

                  IEMI has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. IEMI does not have any components of comprehensive income other than net income
                  (loss).

NOTE 3-  GOING CONCERN

                  As shown in the accompanying financial statements, the company has sustained consistent operating losses for the past several years. This raises substantial doubt about the ability for the company to continue as a going concern. Management has plans to continue its sales and marketing efforts and attempt to obtain long-term financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis should be read in conjunction with the Financial Statements for the three and nine month periods ended September 30, 2001 and 2000, appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

The Company's revenues declined from $690,057 for the nine months ended September 30, 2000, to $649,632 for the comparable 2001 period. The decline in revenues occurred substantially as a consequence of lower wholesale prices for recyclable materials. The Company's cost of goods sold increased from $520,471 for the nine months ended September 30, 2000, to $543,319 for the comparable 2001 period, as the Company continued to pay substantially the same amount for materials in 2001 as it paid in 2000 in order to maintain its relationships with suppliers, while resale prices declined. The Company's decreasing margins resulted in decreasing gross profit from $169,586 for the nine months ended September 30, 2000, to $106,313 for the nine months ended September 30, 2001. The Company's general and administrative expenses decreased to $325,813 for the nine months ended September 30, 2001, compared to $365,632 for the comparable 2000 period as the Company amortized the cost of bidding on a contract for the purchase of scrap metals from the City of Hollywood, Florida, that was cancelled by the City of Hollywood soon after its execution in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $49,106 at September 30, 2001, compared to current assets of $31,578 at September 30, 2000, as a result of an increase in loans receivable. The Company's total assets remained substantially the same at the end of each nine-month period. The Company's accounts payable declined to $76,773 at September 30, 2001, from $114,497 at September 30, 2000. The Company did not record the current portion of notes payable at September 30, 2000, but recorded $264,380 as the current portion of notes payable for the nine months ended September 30, 2001. The amount recorded in 2001 as the current portion of notes payable was previously classified as paid-in capital. See "Statements of Cash Flows--Supplemental Disclosure of Non-Cash Activity."

ABILITY TO CONTINUE AS A GOING CONCERN

The Company has in recent years financed its operations primarily from loans made or guaranteed by its principal shareholders. At September 30, 2001, the Company had $264,380 of notes currently payable and $312,000 of long-term notes payable, net of the current portion. Of the notes payable, $127,843 was borrowed in the nine months ended September 30, 2001.

The Company anticipates that revenues from operations will be insufficient to satisfy the Company's cash requirements for the next twelve months. To generate revenues sufficient to support its operations, the Company intends to acquire one or more compatible businesses commencing in the first quarter of 2002. The Company anticipates that such businesses will be acquired by subsidiaries to be organized by the Company, which subsidiaries will obtain financing on a debt or equity basis. In October 2001, the Company formed a subsidiary for the purpose of acquiring a compatible recycling business in the first quarter of 2002. The Company's new subsidiary received $70,000 from the proceeds of the sale of its convertible debentures in order to commence activities necessary to the planned acquisition. Assuming that the subsidiary is able to raise additional funds necessary for that acquisition, and that the Company organizes and funds additional subsidiaries for acquisition purposes, the Company believes that, on a consolidated basis, it can become profitable in calendar year 2002. Of course, there can be no assurance that the Company will be successful in making any acquisition directly or through one or more subsidiaries, that it will become profitable, or that its business objectives will otherwise be achieved.

FORWARD LOOKING STATEMENTS

         From time-to-time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits.

            None.

        B.  REPORTS ON FORM 8-K

                  The Company filed a Report on Form 8-K on November 2, 2001, with respect to a change in registrant's certifying accountant.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                                             IEMI
                                            ------------------------------------
                                                         (Registrant)



Dated: November 19, 2001                    By:   /s/ Harold A. Solomon
                                               ---------------------------------
                                                 Harold A. Solomon, President