Form 10KSB
period 2001-12-31
IEMI
filed 2002-05-13
CIK 1100688

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Fiscal Year Ended December 31, 2001

[ ]      Transition Report Under Section 13 or 15(d) of Securities
         Exchange Act of 1934
         For the transition period from ______ to ______


                                                   Commission File No. 000-28415
                                      IEMI
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                           65-0861102
--------------------------------------------------------------------------------
  State or other Jurisdiction                              (IRS Employer
        or organization                                Identification Number)

                   5801 Wiley Street, Hollywood, Florida 33020
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 961-3033
--------------------------------------------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of State the aggregate market value of the voting and non-voting common equity held Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State issuer's revenues for its most recent fiscal year:  $821,213

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of April 15, 2002, was $544,702.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Company's Common Stock as of April 15, 2002, was 461,418,004 shares.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes _____ No _____

    DOCUMENTS INCORPORATED BY REFERENCE: None

                                      IEMI
                              REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of the Business.........................................  4
Item 2.  Description of Property.............................................  8
Item 3.  Legal Proceedings...................................................  9
Item 4.  Submission of Matters to Vote of Security Holders...................  9

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters............ 10
Item 6.  Management's Discussion and Analysis or Plan of Operation........... 12
Item 7.  Financial Statements................................................ 15
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................ 15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................. 16
Item 10. Executive Compensation.............................................. 17
Item 11. Security Ownership of Certain Beneficial Owners and Management
           And Related Stockholder Matters................................... 18
Item 12. Certain Relationships and Related Transactions...................... 19

                                     PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K............................. 19
Signatures................................................................... 20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

IEMI was incorporated under the laws of the State of Nevada on September 6, 1995, as Tirol Pines, Inc. On October 11, 1999, Tirol Pines purchased 100% of the issued and outstanding shares of International Environmental Management, Inc., a Florida corporation. The Company then changed its name to International Environmental Management, Inc., and, in 2001, again changed its name to IEMI. On July 1, 1999, the company acquired all of the issued and outstanding common stock of Broward Recycling, Inc. ("BRI"), a Florida corporation organized in 1981. BRI has been in the recycling business for approximately 21 years. IEMI is a holding company which has one operating subsidiary, BRI. The two entities may collectively be referred to in this Report as "IEMI" or the "Company." The Company's common stock trades on the NASD OTC Bulletin Board under the symbol IEME.

BRI currently services three counties, all of which are in South Florida:
Miami-Dade, Broward, and Palm Beach, with a total population of 5,000,000. BRI is a buy-back center and a fully operational reclamation and processing facility which processes up to six tons of recyclable material per day. Such material includes aluminum, copper, brass, stainless steel, and other non-ferrous materials which it obtains largely from insulated copper wire, batteries, car radiators, air conditioners, car wheels, and other common manufactured products. In addition, BRI processes five to ten tons of aluminum cans per month. The purpose of recycling reclamation and processing facilities is to process recyclable material so that it may be reused by businesses in the manufacturing of consumable goods. BRI's goal is to create several divisions, each of which offers a distinct recycling reclamation product.

COMMODITY SOURCES

Ninety-five percent of the Company's material is obtained from the general public, primarily small businesses. BRI does a very small amount of business with large industrial accounts. The small business customers deliver their scrap materials to BRI. These small business customers are (a) plumbers who recycle their copper tubing and old brass fixtures; (b) air conditioning repair services that deliver parts from old units; and (c) local garages which deliver cast aluminum wheels, automobile radiators, aluminum evaporator coils and assorted aluminum. BRI does not have any contracts with counties in Florida, nor does it have contracts with its small business clients.

BRI is not tied to one particular source to sell material. The Company sells its material to the buyer that offers the highest price, most favorable terms of payment, and most favorable pickup service. Prices are determined by local conditions. The Company does not have in place any purchase agreements for its materials.

The market for BRI's goods includes end-users that melt the recyclable metals to make new products, and wholesalers/brokers for such metals.

The Company does not handle hazardous materials and accordingly is not subject to material environmental regulation. The Company has a City of Hollywood license, a regional Broward County license, and a State of Florida certification to conduct business as a secondary metals recycling facility. As the Company grows and expands its business, it may accept material that requires special handling, and would then acquire any necessary licenses or permits.

The Company believes that the scrap metal recycling industry is highly fragmented and ripe for consolidation through acquisition. Management believes that it has the experience necessary to acquire and operate compatible companies in IEMI's industry. Assuming the availability of appropriate financing, the Company intends to establish a central processing facility and acquire two or three additional recycling facilities which should enable the Company to expand the number of recyclable items it handles to include newspaper, cardboard, glass bottles and plastic. The Company believes that if it acquires these facilities, it will be in a position to expand its wholesale recycling business. For example, the Company currently purchases copper, brass and aluminum from plumbing and air conditioning repair businesses, as well as radiators from car radiator shops and local garages. If the Company is able to grow as planned, the Company believes that within two or three years it could position itself to operate as an integrated recycling business.

The Company expects that any probable acquisition candidates will have a history of growth and profitability. The Company anticipates that it would retain the owners and experienced management of such acquisition targets because their knowledge and expertise can provide immediate entry in the market. The Company would focus on facilities located along the southeast Florida economic area, with clear access to at least one major roadway, since such locations facilitate receipt of raw materials and resale of raw finished goods. This would enable the company to ship large volumes of material to major consumers.

During 2001 the Company signed letters of intent with three recycling companies in Miami-Dade County, Broward County and Palm Beach County. All three acquisition candidates remain available to the Company, although the acquisition of any of them will require cash resources greater than those now available to the Company, which has very limited cash.

COMPETITION

         There is significant competition in the recycling industry. The Company competes with numerous companies that already have a substantial share of the market, as well as greater management and technological resources. Competitors also may have greater financial resources than that of the Company.

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

RISK FACTORS

         CONTINUING OPERATING LOSSES; NEGATIVE CASH FLOW; ACCUMULATED DEFICIT. The Company has incurred operating losses in each of the fiscal years ending December 31, 2001 and 2000, and on December 31, 2001, the Company had an accumulated deficit of $1,878,383. The Company had an operating cash deficit of $15,704 in the year ended December 31, 2000, and an operating cash deficit of $223,248 in the year ended December 31, 2001. The Company's ability to continue operations in each of those years was due substantially to loans from related parties and, in the fourth quarter of fiscal 2001 $54,800 of net proceeds from a debenture financing. The Company's ability to continue operations is dependent upon its generating sufficient cash flow from operations or from financing activities. Although the Company anticipates that the market for its materials will improve in 2002, there can be no assurance that the market will in fact improve or that the Company will operate at a profit, nor can there be any assurance that the Company will continue to be able to obtain financing to fund any operating losses.

         NEED FOR ADDITIONAL CAPITAL. The Company intends to expand through acquisitions, none of which will be possible without substantial proceeds from the private or public sale of the Company's equity or debt securities. Although the Company has issued convertible debentures which, if funded by investors, would provide the Company with additional cash for acquisitions, the Company has advised its debenture investors that the Company does not intend to continue to obtain financing on a debenture basis. The Company's management continues to explore other sources of financing but had not received any financing commitment as of the date on which this Report was filed.

         LACK OF DIVIDEND HISTORY. The Company has never paid cash dividends on its common stock and has no present intention to do so. To the extent that the Company has any earnings, it will in all probability utilize such earnings to grow its business.

The Company's lack of dividend history and intention not to pay dividends in the foreseeable future may have an adverse affect on the trading market for its common stock.

         CERTAIN MATTERS AFFECTING THE TRADING MARKET FOR THE COMPANY'S COMMON STOCK. The Company's common stock has been traded on the NASD OTC Bulletin Board since April 15, 2000. While the high asking price for the Company's common stock was $.08 and its low bid was $.01 during December 2001, based on reports published through America Online, at the beginning of 2002 the Company's stock price started to decrease significantly and by mid-April 2002 the common stock traded for approximately $.001 per share. Further, at the same time that the Company's common stock experienced a substantial decrease in market price, the volume of trading in the Company's common stock increased dramatically, so that in the first quarter of 2002 the Company's common stock was among the most actively-traded on a daily volume basis. Further, because of the low trading price for the common stock, the market for the Company's stock was very volatile, as a change of a fraction of a mil would result in a substantial percentage increase or decrease in the market price for the common stock.

         As of the date of this Report, the Company has realized approximately $95,000 in net proceeds from the sale of debentures. The debentures have, in turn, been converted by their holders into 448,918,006 shares of common stock, although only 11,151,508 shares had been issued upon conversion of debentures at December 31, 2001. For the debentures sold by the Company and subsequently converted into shares of common stock, the Company received net proceeds of $54,812 for the year ended December 31, 2001. The Company's assumption of the debentures issued by its former subsidiary, Hollywood Metals Acquisition Corp., has, as described in the preceding paragraph, resulted in the Company's issuing significant numbers of shares to debenture holders upon conversion of their debentures, which are convertible at 70% of the prevailing common stock bid price. The shares issued to them upon conversion are immediately saleable and, to the Company's best knowledge, are generally sold by these holders through the public markets immediately upon conversion. The number and frequency of the sales of common stock being sold on conversion through the OTC Bulletin Board has, in the opinion of management, been substantially responsible for the significant trading volume of the Company's common stock and the decrease in its per-share price. As the Company does not intend to receive additional funds from its debenture holders, the company believes that the impact on the market for the Company's common stock should abate during 2002.

         CHANGES IN THE OTC BULLETIN BOARD. The National Association of Securities Dealers, Inc., has announced that it intends to make certain changes to its system for trading shares electronically other than through NASDAQ, including establishing a new electronic trading system known as the Bulletin Board Exchange ("BBX") which will eventually supercede the OTC Bulletin Board. The Company is unable to determine the effect of any such change on the Company and the trading market for its securities, or whether the Company's common stock will be eligible for listing on the BBX.

The inability of the Company's common stock to be listed on the Bulletin Board or any successor electronic trading medium would have a material adverse impact on the market price for the Company's common stock.

FORWARD-LOOKING STATEMENTS

A number of the matters and subject areas discussed in the foregoing "Risk Factors" section and elsewhere in this Form 10-KSB Report deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's real estate development business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in the geographic areas and occupational market segments (such as, for example, construction, delivery, and real estate management services) that the Company is targeting for its apartment units, the ability to achieve adequate occupancy levels, access to sufficient debt or equity capital to meet the Company's operating and financing needs, the quality and price of similar or comparable housing offered or to be offered by the Company's competitors, future legislative or regulatory actions relating to real estate activities and real estate financing, other housing trends generally and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns its 4,500 square feet headquarters and operating facility at 5801 Wiley Street, Hollywood, Florida 33023. The Company has two full-time and up to four part-time employees.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor its property is a party to, or is the subject of, any pending legal proceeding other than routine litigation incidental to the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

See the Company's Information Statement on Schedule 14C filed December 27, 2001, with respect to the increase in the Company's authorized common shares, par value $.001, from 25,000,000 shares to 500,000,000 shares and the authorization of 10,000,000 shares of preferred stock, par value $.001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock is traded on the OTC Electronic Bulletin Board.

The following table sets forth the quarterly high and low bid market prices of the Company's common stock for the fiscal years ended December 31, 2001. The Company's common stock commenced trading on the Bulletin Board on or about April 15, 2001, and prior to that time was traded on the "pink sheets." No trading data is available from any source known to the Company for market information prior to the date on which the Company's stock became traded on the Bulletin Board, and accordingly, the following table reports only high and low bid prices for the Company's common stock commencing on April 15, 2001.

                                                BID PRICES
                                     HIGH                       LOW
                                    --------------------------------
Quarter Ended March 31, 2001        $0.35                      $0.20
Quarter Ended June 30, 2001         $0.87                      $0.26
Quarter Ended September 30, 2001    $0.41                      $0.025
Quarter Ended December 31, 2001     $0.075                     $0.011

These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

The Company understands that fourteen member firms of the NASD are currently acting as market makers for the Company's common stock.

The Company has only one class of common stock which is publicly-traded. As of April 15, 2002, there were 52 shareholders of record for the Company's common stock and a total of 461,418,004 shares of common stock issued and outstanding. Certain of the shares of the Company's common stock are held in "street name" and may, therefore, be held by several beneficial owners.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

DIVIDENDS

The Company paid no dividends during the fiscal year ended December 31, 2001.

The declaration and payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There is no current plan to pay dividends.

SALES OF UNREGISTERED SECURITIES IN THE YEAR ENDED DECEMBER 31, 2001

On November 5, 2001, Hollywood Metals Acquisition Corp. ("Hollywood Metals"), a subsidiary of the Company, issued its 8% Series A Senior Subordinated Convertible Redeemable Debentures due November 5, 2003 ("Hollywood Metals Debentures"), together with underlying shares of Hollywood Metals' common stock, par value $.001, into which the Hollywood Metals Debentures were convertible from time-to-time. The Hollywood Metals Debentures were issued for the purpose of Hollywood Metals' acquiring the assets of Hollywood Metals, Inc., which is a company engaged in a business similar to the Company's business, but the proceeds from the sale of the debentures have not been sufficient as of the date of the filing of this Report for the Company to effect such purchase. The Hollywood Metals Debentures were issued to Sea Lion Investors LLC, Equity Planners LLC, and Myrtle Holdings LLC, all of which represented to Hollywood Metals that they were accredited investors. The debentures were issued pursuant to Regulation D, Rule 504(b)(iii). The debentures permit the holders thereof to convert all or any amount over $5,000 of the principal face amount of the debentures into shares of common stock at a conversion price of 70% of the per-share price valued in accordance with the book value of the common stock or 70% of the lowest closing bid price as quoted on the OTC Bulletin Board if the shares of Hollywood Metals or its successors or assigns are quoted on the OTC Bulletin Board. Subsequent to the issuance of the Hollywood Metals Debentures, Hollywood Metals was merged into the Company, and the Company assumed the obligation of Hollywood Metals to the debenture holders, including the obligation to pay principal and interest on the debentures and to permit their conversion into shares of the Company's common stock, and issued to the debenture holders, the Company's debentures convertible into common stock of the Company pursuant to Section 3(a)(9) of the Securities Act of 1933. Hollywood Metals and, subsequently, the Company, received net proceeds of $54,812 from the purchase of the Hollywood Metals Debentures through December 31, 2001, and, as of the date of this Report, have received approximately $95,000 of net proceeds from the purchase of the debentures. For the year ended December 31, 2001, the Hollywood Metals Debentures were converted into 11,151,508 shares of the Company's common stock and, from January 1, 2002, through the date of this Report, an additional 437,766,498 shares of common stock were issued upon conversion of the Hollywood Metals Debentures. The Company has been advised by the investors that approximately $43,000 of unconverted debentures remained outstanding as of May 1, 2002.

On December 11, 2001, the Company entered into an escrow agreement (the "Escrow Agreement") with Sroya Holdings LLC, as escrow agent ("Sroya") and Sea Lion

Investors LLC, Equity Planners LLC, and Myrtle Holdings LLC, the purpose of which was to amend and supplement the November 5, 2001, agreement among Hollywood Metals and the debenture holders. Pursuant to the Escrow, the Company deposited 8,000,000 shares of its common stock ("Escrow Shares") with Sroya to ensure the timely delivery of the Company's common stock upon the exercise of the conversion privileges by the debenture holders under the debentures which it had assumed. Under the Escrow Agreement, Sroya, as escrow agent, does not have an interest in either the debentures or the Escrow Shares and neither is Sroya considered a shareholder of the Company by virtue of holding the Escrow Shares. However, for purposes of determining the number of shares of the Company's common stock are issued and outstanding, the Escrow Shares are considered issued and outstanding. The Escrow Shares were deposited with Sroya pursuant to Regulation D, Rule 504(b)(iii) and Section 3(a)(9) of the Securities Act of 1933 as a result of the assumption by the Company of all of the obligations of Hollywood Metals under the debentures, including the obligation to repay the principal and interest and the conversion privileges. Subsequent to the execution of the Escrow Agreement, the Company and the debenture holders agreed that the Company would, in lieu of providing Escrow Shares, provide shares to the debenture holders immediately upon conversion of the debentures through an electronic system known as "DWAC", and accordingly the parties agreed not to continue with their obligations under the escrow agreement as long as such shares were available to the debenture holders on the basis just described.

In July 2001, the Company issued 6,000,000 shares of common stock to its president, Harold Solomon, to complete its obligation to him pursuant to the Stock Exchange and Merger Agreement between the Company and BRI which closed in October 1999. These shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

In February 2001, the Company issued 1,000,000 shares of common stock to a consultant in consideration of a note in the amount of $500,000, which note was never paid. These shares were issued under the exemption from registration provided by Regulation D, Rule 504.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Report, including the following discussion, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the possible further capitalization and potential acquisitions of or mergers with operating companies. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.

Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal years ended December 31, 2001, and December 31, 2000, which should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

The Company had revenues of $821,213 for the year ended December 31, 2001, compared to revenues of $915,630 for fiscal 2000. The Company's gross profit declined from $203,201 for the year ended December 31, 2000, to $160,737 for the year ended 2001. The decline in revenues occurred substantially as a consequence of lower wholesale prices for recyclable materials. The Company's gross profit was also adversely affected by the Company's paying substantially the same amount for materials in 2001 as it paid in 2000 in order to maintain its relationships with suppliers, while resale prices declined. The Company's decreasing margins resulted in its decrease in gross profit. The Company's selling, general and administrative expenses increased from $345,344 for fiscal 2000 to $1,251,588 for fiscal 2001. In July 2001 the Company issued 2,000,000 shares of its common stock to consultants for public relations services and services in connection with potential mergers and acquisitions. In the opinion of management, the Company realized no benefit from the consultant agreement, but nonetheless the cost of the stock, issued pursuant to a registration statement filed on Form S-8, is included as an $800,000 one-time expense in fiscal 2001. The balance of the Company's selling, general and administrative expenses ("SGA") remained substantially unchanged from fiscal 2000 to fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $45,810 at December 31, 2000, compared to current assets of $37,267 at December 31, 2001. The Company's total assets remained substantially the same at the end of each fiscal year. The Company's current liabilities increased by approximately $30,000 from December 31, 2000, to $143,026 at December 31, 2001, as a consequence of the Company's increase in accounts payable and accrued expenses. The Company's long-term liabilities increased substantially from $67,591 at December 31, 2000, to $523,722 at December 31, 2001, as the Company recorded in 2001 amounts borrowed in that year, but also in prior years, from its President, family members of the Company's officers and others affiliated with these persons in order to meet operating expenses. The Company's long-term liabilities also increased as it borrowed a net of $54,812 through the sale of convertible debentures. The total liabilities increased to $822,915 at December 31, 2001, compared to $242,523 at December 31, 2000, primarily as a consequence of the increase in notes payable to related parties and the Company's debenture obligations. The Company has determined not to proceed with any additional debenture financing, and does not intend to ask its officers, directors or other related persons to provide additional financing on a loan basis to the Company.

During 2001 the Company was faced with lower market prices for its recycled products. Inventories and scrap metal (primarily copper and aluminum) held in the LME and COMEX warehouses grew to historical highs. To retain its customers and expand its market share, the Company kept the prices that it paid for material at competitive levels, but as a consequence, the Company's profit margin was less than in previous years. To accommodate its decreased profit margin, the Company made adjustments in its personnel, buying patterns, and sales of its finished product. The Company also explored alternative markets for the sale of its recycled products.

The Company believes that the recycling scrap metal markets will improve in 2002 and 2003 as world economies rebound from poor economic conditions and supplies of physical metal stored in warehouses begin to dwindle as demand increases, and that the economic trends in both 2002 and 2003 will lead to increases in the demand for, and the value of, recycled scrap. The Company also believes that, assuming an improvement in scrap metals markets in 2002, the Company should be able to generate sufficient revenues from sales to support its operations in fiscal 2002. However, the Company has received a going concern opinion from its auditors and, of course, the Company cannot provide any assurance that it will be able to generate sufficient revenues to continue operations through 2002 without receiving additional proceeds from debt or equity financings.

The Company has three acquisition targets which, it believes, will be available to it should the Company have the financial resources to complete such acquisitions. If the acquisitions are completed, the Company believes that the economies of scale effected by such acquisitions will reduce the impact of the cost of the Company's being a publicly-traded company, which are significant. Assuming that the Company is able to complete business combinations with the three companies which have expressed interest in such combinations, or with other companies, the Company believes that it will be able thereafter to make additional acquisitions with compatible businesses in South Florida and other areas of the United States. Acquisitions, if made in sufficient volume, should enable the Company to expand its current recycling business and, in time, include the recycling of cardboard, paper, plastics and glass. Further, if the Company expands sufficiently, it could ship directly to end-users, which would eliminate the cost of middlemen. Notwithstanding the Company's acquisition plans, unless the Company is able to find sources to fund business combinations with compatible recycling businesses, it will be unable to expand its business operations. There can be no assurance that even if acceptable funding becomes available to the Company, the Company will be successful in making any acquisition, that it will become profitable, or that its business objectives will otherwise be achieved.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Consolidated Financial Statements, the notes thereto, and the Independent Accountants' Report thereon commencing at page F-1 of this Report, which Consolidated Financial Statements, notes and Report are included herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has previously reported information with respect to its change of accountants on Reports on Form 8-K filed November 2, 2001, as amended on November 8, 2001, and November 19, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth: (1) names and ages of all persons who presently are Directors of the Company; (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a Director; and (4) any period during which he or she has served as such:

NAME                                AGE              POSITION
--------------------------------------------------------------------------------

Harold Solomon                      47           Chairman, CEO, President

George R. Keller, Jr.               46           Director

Sam Benson                          45           Director

There is no understanding or arrangement between any Directors or any person or persons pursuant to which such individual was or is to be selected as a Director or nominee of the Company.

Each Director is serving a term of office which shall continue until the next annual meeting of shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

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

George R. Keller, Jr., has served as a director and treasurer since 1999. Mr. Keller has been the Assistant Director, Department of Safety and Emergency Service, for Broward County since 1995. Mr. Keller previously served as the Director of the Department of Development Administration of the City of Hollywood, Florida. He was also previously employed by the Urban and Regional Research Center in Gainesville.

Mr. Keller held the following positions in the City of Hollywood: Assistant City Manager (Interim City Manager), Director of Development Administration, Planning Administrator, Community Development Director and Post Disaster Recovery Director. Much of Mr. Keller's work experience has been in the areas of land use planning, zoning, real estate development, urban redevelopment economic development, annexation, and emergency management and code enforcement. He holds a B.S. Degree in Urban Geography and a M.A.T. Degree in Urban Geography and Urban and Regional Planning from the University of Florida, Gainesville, Florida.

Sam Benson has served as a director and Secretary since 1999. Mr. Benson graduated in 1978 from the University of Miami with a B.B.A. in International Finance and Marketing. From 1978 to 1982 Mr. Benson worked for Quaker Oats, first to set up major accounts for Quaker Oats in South Florida. He was then the Southeast United States liaison for these major accounts. From 1982 to 1986 Mr. Benson attended medical school, graduating in 1986 with his M.S. degree. From 1986 to 1989 Mr. Benson participated with a South Florida pediatrician. From 1989 to present Mr. Benson has worked for Elise Undergarment in various management capacities. For the past year he has been responsible for their locating and building a facility in Uman, Mexico.

No event listed in Subparagraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B has occurred with respect to any present executive officer or Director of the Company during the past five years, which event is material to an evaluation of the ability or integrity of such Director or officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company did not receive any Form 3, 4 or 5 from any officer, director or beneficial owner in 2001 and does not know of any failure by any such person to file a required Form.

ITEM 10. EXECUTIVE COMPENSATION

The following table and notes present for the Company's Chief Executive Officer for each of the three fiscal years ended December 31, 2001. No executive officer of the Company or any subsidiary received an annual salary and bonus in excess of $100,000 in any of those fiscal years.

No employee of the Company earned in excess of $100,000 during the fiscal years ended December 31, 2000, and December 31, 2001.

                           SUMMARY COMPENSATION TABLE

NAME AND POSITION     YEAR     SALARY     BONUS     OTHER ANNUAL COMPENSATION(1)
--------------------------------------------------------------------------------
Harold Solomon,       2001    $16,000      -0-      $40,000
CEO and President     2000    $47,000      -0-      $20,000
                      1999    $60,000      -0-      $20,000(2)

     (1) Consists of health insurance, dental insurance, life insurance, leased vehicle, vehicle maintenance and repair, computer expense, travel and other expenses reimbursed to Mr. Solomon or paid directly for him by the Company.

     (2) Does not include 7,500,000 shares of the Company's common stock issued to Mr. Solomon in connection with the purchase of BRI by the Company in October 1999.

No director receives any additional compensation for his services as a director. The Company has no option, profit sharing or pension plan currently in effect, nor any termination of employment or change-in-control arrangement with any employee.

The Company does not have a compensation committee. Compensation is determined by the Board of Directors acting as a whole on the basis of the value of an employee or contracted service to the Company. In addition, compensation by other companies of like size for comparable services and other factors specific to each determination of compensation are taken into consideration.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Company's common stock by (i) each person who is known to the Company to be the beneficial owner of more than five percent (5%) of the Company's common stock, (ii) all directors and nominees, (iii) each executive officer, and (iv) all directors and officers as a group.

Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a "group," as that term is defined in Section 13(d) of the Securities Exchange Act of 1934, as amended. As of April 15, 2002, the Company had 461,418,004 shares of common stock issued and outstanding.

Name and Address of             Number of Shares           Percentage of
Common Stock                    of Common Stock            Common Stock
Beneficial Owner                Beneficially Owned         Ownership
--------------------------------------------------------------------------------

Harold Solomon                  7,500,000                  1.63%
5801 Wiley Street
Hollywood, FL 33023

George R. Keller, Jr.           -0-                        0%
5801 Wiley Street
Hollywood, FL 33023

Sam Benson                      25,000                     *
5801 Wiley Street
Hollywood, FL 33023

All Officers and Directors      7,525,000                  1.63%
As a Group (3 persons)

* Less than one percent (1%).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2001 the Company issued 6,000,000 common shares to its President, Harold Solomon. These shares were issued pursuant to and in consideration of the October 1999 transaction in which the Company purchased all of the issued and outstanding shares of BRI from Mr. Solomon.

In the fiscal year ended December 31, 2001, an entity controlled by Mr. Solomon loaned the Company $183,332 on a 12% demand note basis. From 1996 through 2000, Mr. Solomon and persons related to him loaned the Company $340,440 on a 12% demand note basis.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Description
-------  -----------
2.1      Stock Exchange and Merger Agreement between Tyrol Pines, Inc. and
         Registrant *
3.1      Articles of Incorporation *
3.2      By-Laws *
3.3      Articles of Merger between Tyrol Pines, Inc., and Registrant *
3.4      Certificate of Amendment to Articles of Incorporation
4.1 Hollywood Metals Acquisition Corp. 8% Series A Senior Subordinated Convertible Redeemable Debentures
4.2      IEMI 8% Series A Senior Subordinated Convertible Redeemable Debentures
10.1 Consulting Agreement between Global Capital Management Group, Inc., and Registrant *
10.2 Assignment and Assumption Agreement between Hollywood Metals Acquisition Corp. and IEMI
10.3 Escrow Agreement by and among IEMI, Equity Planners LLC, Sea Lion Investors LLC, and Myrtle Holdings LLC
21.1     Subsidiaries of Registrant *

*        Filed previously.

REPORTS ON FORM 8-K

On November 2, 2002, the Company filed a Report on Form 8-K in which it reported a change in its certifying accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IEMI

Dated: May 10, 2002                         By:       /s/ Harold Solomon
                                                --------------------------------
                                                     Harold Solomon President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

/s/ Harold Solomon                President, Chief Executive       May 10, 2002
---------------------------       Officer and Director
Harold Solomon

/s/ George R. Keller, Jr.         Director                         May 10, 2002
---------------------------
George R. Keller, Jr.

/s/ Sam Benson                    Director                         May 10, 2002
---------------------------
Sam Benson

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)

                          INDEX TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                                                        Page(s)
                                                                        -------

INDEPENDENT AUDITORS' REPORT                                              F-1

CONOLIDATED FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF DECEMBER 31, 2001
          AND 2000                                                        F-2-3

         STATEMENTS OF OPERATIONS FOR THE YEARS
         ENDED DECEMBER 31, 2001 AND 2000                                 F-4

         STATEMENTS OF STOCKHOLDERS' (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000                   F-5

         STATEMENTS OF CASH FLOWS FOR THE YEARS
         ENDED DECEMBER 31, 2001 AND 2000                                 F-6-7

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS                                                       F-8-14

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
IEMI and Subsidiaries
(formerly International Environmental Management, Inc. and Subsidiary) Hollywood, Florida

We have audited the accompanying consolidated balance sheet of IEMI and Subsidiaries (the "Company") (formerly International Environmental Management, Inc. and Subsidiary) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has raised certain issues that lead to substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IEMI and Subsidiaries (formerly International Environmental Management, Inc. and Subsidiary) as of December 31, 2001, and the consolidated results of its statements of operations, changes in stockholders' (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of International Environmental Management, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the year then ended, were audited by Baum and Company, P.A. Baum and Company, P.A. issued a qualified opinion on those consolidated financial statements dated March 28, 2001.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey


April 6, 2002

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS


                                                                                   2001              2000
                                                                                 --------          --------
CURRENT ASSETS
   Cash on hand                                                                  $  5,517          $  2,889
   Inventory                                                                        7,750            12,544
   Loans to shareholders                                                           14,000            29,564
   Loans receivable                                                                10,000                --
   Prepaid expenses                                                                    --               813
                                                                                 --------          --------

          TOTAL CURRENT ASSETS                                                     37,267            45,810
                                                                                 --------          --------
PROPERTY, PLANT AND EQUIPMENT (Net of $122,008 and $113,903 accumulated depreciation at December 31, 2001 and
   2001, respectively)                                                            128,852           131,437
                                                                                 --------          --------
OTHER ASSETS
   Deferred costs (Net of $1,389 and $961
   accumulated amortization at December 31, 2001
   and 2000, respectively)                                                          5,020             5,448
   Deposits                                                                           639               639
                                                                                 --------          --------
          TOTAL OTHER ASSETS                                                        5,659             6,087
                                                                                 --------          --------
TOTAL ASSETS                                                                     $171,778          $183,334
                                                                                 ========          ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                                       2001                  2000
                                                                    -----------           -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    97,797           $    25,630
   Notes and mortgages payable - current portion                         20,696                72,159
   Customer deposits                                                     24,533                14,989
                                                                    -----------           -----------

          TOTAL CURRENT LIABILITIES                                     143,026               112,778
                                                                    -----------           -----------

LONG-TERM LIABILITIES
   Notes payable - related parties                                      523,772                67,591
   Debentures payable                                                    54,812                    --
   Notes and mortgages payable - net of current portion                 101,305                62,154
                                                                    -----------           -----------

          TOTAL LONG-TERM LIABILITIES                                   679,889               129,745
                                                                    -----------           -----------

TOTAL LIABILITIES                                                       822,915               242,523
                                                                    -----------           -----------

STOCKHOLDERS' (DEFICIT)
   Common stock, $.001 Par Value 25,000,000 shares
   authorized; 23,651,508 and 3,500,000 issued and
   outstanding at December 31, 2001 and 2000, respectively               23,652                 3,500
   Additional paid-in capital                                         1,203,594               683,971
   Accumulated (deficit)                                             (1,878,383)             (746,660)
                                                                    -----------           -----------

          TOTAL STOCKHOLDERS' (DEFICIT)                                (651,137)              (59,189)
                                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)                                                           $   171,778           $   183,334
                                                                    ===========           ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2001 AND 2000


                                                     2001                  2000
                                                 ------------           ------------
REVENUES                                         $    821,213           $    915,630

COST OF GOODS SOLD                                    660,476                712,429
                                                 ------------           ------------

GROSS PROFIT                                          160,737                203,201

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         1,251,588                345,344
                                                 ------------           ------------

LOSS BEFORE OTHER INCOME (EXPENSES)                (1,090,851)              (142,143)
                                                 ------------           ------------

OTHER INCOME (EXPENSES)
   Interest income                                         --                    847
   Miscellaneous income                                    --                  1,203
   Loss on disposition of equipment                        --                 (4,613)
   Interest expense                                   (40,872)               (19,629)
                                                 ------------           ------------

          TOTAL OTHER INCOME (EXPENSES)               (40,872)               (22,192)
                                                 ------------           ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (1,131,723)          $   (164,335)
                                                 ============           ============

NET LOSS PER BASIC AND DILUTED SHARES            $    (0.1025)          $    (0.0470)
                                                 ============           ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        11,037,877              3,500,000
                                                 ============           ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      Common Stock                Additional
                                               ----------------------------        Paid-In         Accumulated
                                                 #Shares          Amount           Capital           Deficit            Total
                                               -----------      -----------      -----------       -----------       -----------
BALANCE - January 1, 2000                        3,500,000      $     3,500      $   679,471       $  (582,325)      $   100,646

   Contribution                                         --               --            4,500                --             4,500

   Net loss                                             --               --               --          (164,335)         (164,335)
                                               -----------      -----------      -----------       -----------       -----------

BALANCE - December 31, 2000                      3,500,000            3,500          683,971          (746,660)          (59,189)

Shares issued for subscription receivable        1,000,000            1,000          499,000                --           500,000

Write off of subscription receivable                    --               --         (500,000)               --          (500,000)

Shares issued to founder - exchange              6,000,000            6,000               --                --             6,000

Shares issued for services                       2,000,000            2,000          798,000                --           800,000

Shares issued for debentures                    11,151,508           11,152          (11,152)               --                --

Reclassification from addiltional paid-in
  capital to notes payable, net                         --               --         (266,225)               --          (266,225)

Net loss                                                --               --               --        (1,131,723)       (1,131,723)
                                               -----------      -----------      -----------       -----------       -----------

BALANCE - December 31, 2001                     23,651,508      $    23,652      $ 1,203,594       $(1,878,383)      $  (651,137)
                                               ===========      ===========      ===========       ===========       ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2001 AND 2000


                                                                          2001                 2000
                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(1,131,723)          $  (164,335)
                                                                      -----------           -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
   Depreciation                                                             8,105                 9,848
   Amortization                                                               428                   535
   Debentures conversions                                                   6,624                    --
   Common stock issued for consulting services                            800,000                    --
   Common stock issued for receivable                                       6,000                    --
CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in prepaid expenses                                    813                  (813)
   Decrease in inventory                                                    4,794                 6,623
   Decrease in receivables                                                     --               126,500
   Increase in accounts payable                                            72,167                 9,400
   Decrease in deposits                                                        --                  (298)
   Increase (Decrease) in customer deposits                                 9,544                (3,164)
                                                                      -----------           -----------
          TOTAL ADJUSTMENTS                                               908,475               148,631
                                                                      -----------           -----------

          NET CASH USED IN OPERATING ACTIVITIES                          (223,248)              (15,704)
                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisition) disposition of fixed assets                               (5,520)               29,198
   (Increase) in loans receivable                                         (10,000)                   --
   (Increase) Decrease in loans - officers - net                           15,564               (29,564)
                                                                      -----------           -----------
          NET CASH USED IN INVESTING ACTIVITIES                                44                  (366)
                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes and mortgage payables, net                           (12,312)              (53,132)
   Proceeds from additional paid-in capital and common stock                   --                 4,500
   Proceeds from notes receivable - related parties - net                 183,332                67,591
   Proceeds from debentures, net                                           54,812                    --
                                                                      -----------           -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       225,832                18,959
                                                                      -----------           -----------

NET INCREASE IN CASH                                                        2,628                 2,889
CASH - BEGINNING OF YEAR                                                    2,889                    --
                                                                      -----------           -----------
CASH - END OF YEAR                                                    $     5,517           $     2,889
                                                                      ===========           ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


                                                                               2001             2000
                                                                            ---------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest                                                                 $ 28,217          $ 19,629
                                                                            ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

   Common stock issued for consulting services                              $800,000          $     --
                                                                            ========          ========

   Reclassification of additional paid-in capital to notes payable          $266,225          $     --
                                                                            ========          ========

   Common stock issued for debentures                                       $  6,624          $     --
                                                                            ========          ========

   Common stock issued for receivable                                       $  6,000          $     --
                                                                            ========          ========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

          IEMI (the "Company") (formerly International Environmental Management, Inc.) is in the business of collecting and processing scrap metal through its wholly-owned subsidiary Broward Recycling, Inc. (a Florida Corporation). The Company was organized in 1998. On June 16, 1998, the Company acquired the non-operating public shell of Tirol Pines, a Nevada corporation, in a transaction accounted for in a recapitalization. The only former shareholder of this company received 1,500,000 shares of common stock which represented a majority of the Company's outstanding shares.

          Additionally, on June 16, 1998, the Company entered into a merger agreement with Broward Recycling, Inc. ("BRI"), a company incorporated in the State of Florida in 1981, with the former shareholder of the company wholly owned. The operations of BRI represents a majority of operations of the Company.

          On July 1, 1999, the sole shareholder of BRI legally transferred his interests in BRI to IEMI. Following this transaction, BRI became a wholly-owned subsidiary of IEMI.

          During 2001, the Company established another subsidiary, Hollywood Metals Acquisition Corp.

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

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of IEMI's cash and cash equivalents, loans receivable, accounts payable and accrued expenses approximates their estimated fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount for the notes and mortgages payable approximates fair value, because, in general the interest on the underlying instruments fluctuates with market rates

          COMPREHENSIVE INCOME

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

          PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost and depreciated over their estimated useful lives. Renewals and betterments are capitalized and maintenance and repairs are expensed in the period incurred.

                         Building                      39 years

                         Machinery and Equipment        5 years

                         Furniture and Fixtures         7 years

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          INCOME TAXES

          The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (FASB109), Accounting for Income Taxes. The Company accounts for income taxes pursuant to FASB 109, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

          EARNINGS (LOSS) PER SHARE OF COMMON STOCK

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when IEMI reported a loss because to do so would be antidilutive for the periods presented.

          The following is a reconciliation of the computation for basic and diluted EPS.

                                                  December 31,    December 31,
                                                     2001            2000
                                                  ------------    -----------
          Net loss                                $(1,131,723)    $ (164,335)
                                                  ===========     ==========

          Weighted-average
           Common shares outstanding (Basic)       11,037,877      3,500,000

          Weighted-average common stock
           equivalents:
            Stock options                                  --             --
            Warrants                                       --             --


          Weighted-average common shares
           outstanding:
            (Diluted)                              11,037,877      3,500,000
                                                  ===========     ==========


          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, 2001 and 2000 are as follows:

                                                        2001         2000
                                                     ---------     ---------
          Land                                       $  50,000     $  50,000
          Building                                     126,058       127,058
          Machinery and equipment                       62,082        56,562
          Furniture and fixtures                        11,720        11,720
                                                     ---------     ---------
                                                       250,860       245,340
          Less: accumulated depreciation              (122,008)     (113,903)
                                                     ---------     ---------
                                                     $ 128,852     $ 131,437
                                                     =========     =========

          Depreciation expense for the years ended December 31, 2001 and 2000 were $8,105 and $9,848, respectively.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 4 -  NOTES AND MORTGAGES PAYABLE

          Notes and mortgages payable at December 31, 2001 and 2000 consist of the following:

                                                            2001        2000
                                                          --------    --------
          Note payable, individual, 12.9% interest
          secured by mortgage on the Company's land
          and building, monthly payments of $1,469
          maturing September 2013.                        $105,422    $109,367

          Note payable, incurred to settle a
          litigation, payable in monthly
          installments of $1,200, maturing
          in 2002.                                           9,600      24,000

          Note payable, individual, 18% interest,
          secured by second mortgage on the
          Company's land and building maturing
          May 2003.                                          6,979          --

          Other notes payable                                   --         946
                                                          --------    --------
                                                          $122,001    $134,313
                                                          ========    ========


          Maturities over the next five years and
          in the aggregate are as follows:

          Year Ending
          December 31,
          ------------

             2002                                         $ 20,696
             2003                                            4,681
             2004                                            5,322
             2005                                            6,051
             2006                                            6,879
          Thereafter                                        78,372
                                                          --------
                                                          $122,001
                                                          ========

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 5 -  NOTES PAYABLE - RELATED PARTIES

          The Company has borrowed $523,772 and $67,591 at December 31, 2001 and 2000, respectively from officer's of the Company, family members of the officers and from other entities under common ownership of the officers. Management does not intend to repay these notes in full over the next year (see Note 8). Generally, these advances are non-interest bearing.

NOTE 6 -  STOCKHOLDERS' (DEFICIT)

          On May 12, 1998, the Company amended its Article of Incorporation to increase their authorized shares of common stock from 25,000 to 25,000,000.

          On June 16, 1998, 1,500,000 shares of common stock were issued and 1,000,000 shares were issued in 1999. In the year 2001, there were 2,000,000 shares issued to consultants, 11,151,508 shares issued for debenture conversions and 6,000,000 shares issued to the former owner of Broward Recycling, Inc. that was held up from prior years by Global Asset Management Group.

          The 1,000,000 shares that were issued to Global Asset Management Group ("Global") may not be recovered. The Company believes that due to Global being in bankruptcy, that this previous stock subscription receivable recorded will not be collectable. Therefore, the Company has written off this receivable and offset additional paid-in capital.

NOTE 7 -  PROVISION FOR INCOME TAXES

          The Company recognizes deferred tax assets and liabilities due to differences between the tax bases of existing assets and liabilities and their financial statement carrying amounts. The tax differences, which are temporary, relate to the cumulative net operating losses approximating $1,500,000 expiring through 2015.

          Deferred tax benefit                       $ 510,000
          Valuation allowance                         (510,000)
                                                     ---------
                                                     $     -0-
                                                     =========

          Due to the uncertainty of utilizing the net operating losses and recognizing the deferred tax benefit an offsetting valuation allowance has been provided.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE 8 -  GOING CONCERN

          As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2001 and 2000. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

          The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS


                                                                                   2001              2000
                                                                                 --------          --------
CURRENT ASSETS
   Cash on hand                                                                  $  5,517          $  2,889
   Inventory                                                                        7,750            12,544
   Loans to shareholders                                                           14,000            29,564
   Loans receivable                                                                10,000                --
   Prepaid expenses                                                                    --               813
                                                                                 --------          --------

          TOTAL CURRENT ASSETS                                                     37,267            45,810
                                                                                 --------          --------
PROPERTY, PLANT AND EQUIPMENT (Net of $122,008 and $113,903 accumulated depreciation at December 31, 2001 and
   2001, respectively)                                                            128,852           131,437
                                                                                 --------          --------
OTHER ASSETS
   Deferred costs (Net of $1,389 and $961
   accumulated amortization at December 31, 2001
   and 2000, respectively)                                                          5,020             5,448
   Deposits                                                                           639               639
                                                                                 --------          --------
          TOTAL OTHER ASSETS                                                        5,659             6,087
                                                                                 --------          --------
TOTAL ASSETS                                                                     $171,778          $183,334
                                                                                 ========          ========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                                                       2001                  2000
                                                                    -----------           -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $    97,797           $    25,630
   Notes and mortgages payable - current portion                         20,696                72,159
   Customer deposits                                                     24,533                14,989
                                                                    -----------           -----------

          TOTAL CURRENT LIABILITIES                                     143,026               112,778
                                                                    -----------           -----------

LONG-TERM LIABILITIES
   Notes payable - related parties                                      523,772                67,591
   Debentures payable                                                    54,812                    --
   Notes and mortgages payable - net of current portion                 101,305                62,154
                                                                    -----------           -----------

          TOTAL LONG-TERM LIABILITIES                                   679,889               129,745
                                                                    -----------           -----------

TOTAL LIABILITIES                                                       822,915               242,523
                                                                    -----------           -----------

STOCKHOLDERS' (DEFICIT)
   Common stock, $.001 Par Value 25,000,000 shares
   authorized; 23,651,508 and 3,500,000 issued and
   outstanding at December 31, 2001 and 2000, respectively               23,652                 3,500
   Additional paid-in capital                                         1,203,594               683,971
   Accumulated (deficit)                                             (1,878,383)             (746,660)
                                                                    -----------           -----------

          TOTAL STOCKHOLDERS' (DEFICIT)                                (651,137)              (59,189)
                                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)                                                           $   171,778           $   183,334
                                                                    ===========           ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES

                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2001 AND 2000


                                                     2001                  2000
                                                 ------------           ------------
REVENUES                                         $    821,213           $    915,630

COST OF GOODS SOLD                                    660,476                712,429
                                                 ------------           ------------

GROSS PROFIT                                          160,737                203,201

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         1,251,588                345,344
                                                 ------------           ------------

LOSS BEFORE OTHER INCOME (EXPENSES)                (1,090,851)              (142,143)
                                                 ------------           ------------

OTHER INCOME (EXPENSES)
   Interest income                                         --                    847
   Miscellaneous income                                    --                  1,203
   Loss on disposition of equipment                        --                 (4,613)
   Interest expense                                   (40,872)               (19,629)
                                                 ------------           ------------

          TOTAL OTHER INCOME (EXPENSES)               (40,872)               (22,192)
                                                 ------------           ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (1,131,723)          $   (164,335)
                                                 ============           ============

NET LOSS PER BASIC AND DILUTED SHARES            $    (0.1025)          $    (0.0470)
                                                 ============           ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                        11,037,877              3,500,000
                                                 ============           ============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                  Additional
                                               Common Stock                        Paid-In         Accumulated
                                                 #Shares          Amount           Capital           Deficit            Total
                                               -----------      -----------      -----------       -----------       -----------
BALANCE - January 1, 2000                        3,500,000      $     3,500      $   679,471       $  (582,325)      $   100,646

   Contribution                                         --               --            4,500                --             4,500

   Net loss                                             --               --               --          (164,335)         (164,335)
                                               -----------      -----------      -----------       -----------       -----------

BALANCE - December 31, 2000                      3,500,000            3,500          683,971          (746,660)          (59,189)

Shares issued for subscription receivable        1,000,000            1,000          499,000                --           500,000

Write off of subscription receivable                    --               --         (500,000)               --          (500,000)

Shares issued to founder - exchange              6,000,000            6,000               --                --             6,000

Shares issued for services                       2,000,000            2,000          798,000                --           800,000

Shares issued for debentures                    11,151,508           11,152          (11,152)               --                --

Reclassification from addiltional paid-in
  capital to notes payable, net                         --               --         (266,225)               --          (266,225)

Net loss                                                --               --               --        (1,131,723)       (1,131,723)
                                               -----------      -----------      -----------       -----------       -----------

BALANCE - December 31, 2001                     23,651,508      $    23,652      $ 1,203,594       $(1,878,383)      $  (651,137)
                                               ===========      ===========      ===========       ===========       ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES

                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           DECEMBER 31, 2001 AND 2000


                                                                          2001                 2000
                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $(1,118,287)          $  (164,335)
                                                                      -----------           -----------

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
   Depreciation                                                             8,105                 9,848
   Amortization                                                               428                   535
   Common stock issued for consulting services                            800,000                    --
   Common stock issued for receivable                                       6,000                    --
CHANGES IN ASSETS AND LIABILITIES:
   (Increase) Decrease in prepaid expenses                                    813                  (813)
   Decrease in inventory                                                    4,794                 6,623
   Decrease in receivables                                                     --               126,500
   Increase in accounts payable                                            72,167                 9,400
   Decrease in deposits                                                        --                  (298)
   Increase (Decrease) in customer deposits                                 9,544                (3,164)
                                                                      -----------           -----------
          TOTAL ADJUSTMENTS                                               901,851               148,631
                                                                      -----------           -----------

          NET CASH USED IN OPERATING ACTIVITIES                          (216,436)              (15,704)
                                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Acquisition) disposition of fixed assets                               (5,520)               29,198
   (Increase) in loans receivable                                         (10,000)                   --
   (Increase) Decrease in loans - officers - net                           15,564               (29,564)
                                                                      -----------           -----------
          NET CASH USED IN INVESTING ACTIVITIES                                44                  (366)
                                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on notes and mortgage payables, net                           (12,312)              (53,132)
   Proceeds from additional paid-in capital and common stock                   --                 4,500
   Proceeds from notes receivable - related parties - net                 183,332                67,591
   Proceeds from debentures, net                                           48,000                    --
                                                                      -----------           -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       219,020                18,959
                                                                      -----------           -----------

NET INCREASE IN CASH                                                        2,628                 2,889
CASH - BEGINNING OF YEAR                                                    2,889                    --
                                                                      -----------           -----------
CASH - END OF YEAR                                                    $     5,517           $     2,889
                                                                      ===========           ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


                                                                               2001             2000
                                                                            ---------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
   Interest                                                                 $ 28,217          $ 19,629
                                                                            ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INFORMATION:

   Common stock issued for consulting services                              $800,000          $     --
                                                                            ========          ========

   Reclassification of additional paid-in capital to notes payable          $266,225          $     --
                                                                            ========          ========

   Common stock issued for debentures                                       $  6,624          $     --
                                                                            ========          ========

   Common stock issued for receivable                                       $  6,000          $     --
                                                                            ========          ========






               The accompanying notes are an integral part of the
                       consolidated financial statements.