Form 10QSB
period 2002-03-31
IEMI
filed 2002-06-12
CIK 1100688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002


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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]  No[   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [  ] No [  ]

                         APPLICABLE TO CORPORATE ISSUERS

On June 3, 2002, the Registrant had outstanding 461,418,004 shares of common stock.

                                      IEMI

                                      INDEX
                                                                      Page No.
Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets,
               March 31, 2002 and December 31, 2001..................... 3-4

               Statements of Operations,
               Three Months Ended March 31, 2002 and 2001............... 5

               Statements of Cash Flows,
               Three Months Ended March 31, 2002 and 2001............... 6-7

               Notes to Financial Statements............................ 8-13

Item 2.     Management's  Discussion and Analysis or Plan of Operation.. 14-16


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings........................................... 17

Item 2.     Changes in Securities and Use of Proceeds................... 17

Item 3.     Defaults Upon Senior Securities............................. 17

Item 4.     Submission of Matters to a Vote of Security Holders......... 17

Item 5.     Other Information........................................... 17

Item 6.     Exhibits and Reports on Form 8-K............................ 17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      (UNAUDITED)    (AUDITED)
                                                                       March 31,    December 31,
                                                                         2002          2001
                                                                     ------------  ------------

CURRENT ASSETS
   Cash and cash equivalents                                         $       608   $     5,517
   Inventory                                                              14,694         7,750
   Loans to shareholders                                                  14,000        14,000
   Loans receivable                                                       10,000        10,000
                                                                     ------------  ------------

          Total current assets                                            39,302        37,267
                                                                     ------------  ------------

PROPERTY, PLANT AND EQUIPMENT
   (Net of $124,009 and $122,008 accumulated depreciation
      at March 31, 2002 and December 31, 2001, respectively)             126,851       128,852
                                                                     ------------  ------------

OTHER ASSETS
   Deferred costs (Net of $1,497 and $1,389 accumulated amortization
      at March 31, 2002 and December 31, 2001, respectively                4,912         5,020
   Deposits                                                                  639           639
                                                                     ------------  ------------

          Total other assets                                               5,551         5,659
                                                                     ------------  ------------


TOTAL ASSETS                                                         $   171,704   $   171,778
                                                                     ============  ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        (UNAUDITED)     (AUDITED)
                                                                         March 31,     December 31,
                                                                            2002            2001
                                                                       -------------   -------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $    107,834    $     97,797
   Notes and mortgages payable - current portion                             22,000          20,696
   Customer deposits                                                         27,894          24,533
                                                                       -------------   -------------

          Total current liabilities                                         157,728         143,026
                                                                       -------------   -------------

LONG-TERM LIABILITIES
   Notes payable - related parties                                          534,851         523,772
   Debentures payable                                                        50,513          54,812
   Notes and mortgages payable - net of current portion                     181,421         101,305
                                                                       -------------   -------------

          Total long-term liabilities                                       766,785         679,889
                                                                       -------------   -------------

TOTAL LIABILITIES                                                           924,513         822,915
                                                                       -------------   -------------

STOCKHOLDERS'  (DEFICIT)
   Common stock, $.001 par value, and 500,000,000 and 25,000,000 shares authorized; and 461,418,004 and 23,651,508 outstanding
      at March 31, 2002 and December 31, 2001, respectively                 461,418          23,652
   Additional paid-in capital                                               838,228       1,203,594
   Accumulated (deficit)                                                 (2,052,455)     (1,878,383)
                                                                       -------------   -------------

           Total stockholders' (deficit)                                   (752,809)       (651,137)
                                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIT)                                                           $    171,704    $    171,778
                                                                       =============   =============





The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001






                                                March 31,         March 31,
                                                  2002              2001
                                            --------------    --------------

REVENUE                                      $    163,998      $    223,657

COST OF GOODS SOLD                                198,840           217,134
                                            --------------    --------------

GROSS PROFIT (LOSS)                               (34,842)            6,523

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     (116,920)          (79,586)
                                            --------------    --------------

(LOSS) BEFORE OTHER INCOME (EXPENSE)             (151,762)          (73,063)
                                            --------------    --------------

OTHER INCOME (EXPENSE
   Interest income                                      -               533
   Interest expense                               (22,310)           (7,533)
                                            --------------    --------------

          Total Other Income (Expense)            (22,310)           (7,000)
                                            --------------    --------------

NET LOSS APPLICABLE TO COMMON SHARES         $   (174,072)     $    (80,063)
                                            ==============    ==============

NET LOSS PER BASIC AND DILUTED SHARES        $    (0.0005)     $    (0.0200)
                                            ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                247,909,512          4,500,000
                                            ==============      ============



The accompanying noters are an integral part of these condensed consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                                                        March 31,         March 31,
                                                                          2002              2001
                                                                     ---------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $    (174,072)    $     (80,063)
     Adjustment to reconcile net loss to net cash used in
     operating activities:

        Depreciation and amortization                                         2,109             2,133

     Changes in assets and liabilities:
        Decrease in prepaid expenses                                              -               812
        (Increase) Decrease in inventory                                     (6,944)            4,043
        Increase (Decrease) in accounts payable and accrued expenses         10,037            (3,957)
        Increase in customer deposits                                         3,361             4,394
                                                                     ---------------   ---------------

          Total adjustments                                                   8,563             7,425
                                                                     ---------------   ---------------
          Net cash used in operating activities                            (165,509)          (72,638)
                                                                     ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property, plant and equipment                              -            (5,519)
        (Increase) in loans - officers, net                                       -            (8,734)
                                                                     ---------------   ---------------

          Net cash used in investing activities                                   -           (14,253)
                                                                     ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes and mortgages payable, net                          81,420            84,002
     Proceeds from notes payable - related parties - net                     11,079                 -
     Proceeds from debentures, net                                           68,101                 -
                                                                     ---------------   ---------------

          Net cash provided by financing activities                         160,600            84,002
                                                                     ---------------   ---------------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                              March 31,           March 31,
                                                2002                2001
                                         -----------------  -----------------



(DECREASE) IN CASH                               (4,909)            (2,889)

CASH - BEGINNING OF PERIOD                        5,517              2,889
                                         -----------------  -----------------

CASH - END OF PERIOD                      $         608      $           -
                                         =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

   Cash paid during the period for:
       Interest                           $      22,310      $       7,533
                                         =================  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITY:
   Common stock issued for debentures     $       4,299      $           -
                                         =================  =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2002 AND 2001 (UNAUDITED)



NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared by IEMI and Subsidiaries ("IEMI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and IEMI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by IEMI later in the year.

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

                  During 2001, the Company established another subsidiary, Hollywood Metals Acquisition Corp.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation
                  ---------------------------

                  The condensed consolidated financial statements include the accounts of IEMI and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Use of Estimates
                  ----------------

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

                  Fair Value of Financial Instruments
                  -----------------------------------

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

                  Comprehensive Income
                  --------------------

                  IEMI has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. IEMI does not have any components of comprehensive income other than net income
                  (loss).

                  Inventories
                  -----------

                  Inventories (stated at the lower of cost or market value) consist of scrap metal.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Property, Plant and Equipment
                  -----------------------------

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


                  Income Taxes
                  ------------

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

                  Earnings (Loss) Per Share of Common Stock
                  -----------------------------------------

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

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Earnings (Loss) Per Share of Common Stock (Continued)


                                                 March 31,        March 31,
                                                   2002             2001
                                              -------------     ------------

Net loss                                        $ (174,072)       $ (80,063)
                                              =============     ============

Weighted-average
  Common shares outstanding (Basic)            247,909,512        4,500,000

Weighted-average common stock equivalents:
   Stock options                                         -                -
   Warrants                                              -                -
                                              -------------     ------------

Weighted-average common shares outstanding
   (Diluted)                                   247,909,512        4,500,000
                                              =============     ============



                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)




NOTE 3-  PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment as of March 31, 2002 is as follows:


Land                                                                   $ 50,000
Building                                                                127,058
Machinery and equipment                                                  62,082
Furniture and fixtures                                                   11,720
                                                               -----------------
                                                                         250,860
Less:  accumulated depreciation                                        (124,009)
                                                               -----------------

                                                                       $ 126,851
                                                               =================


                  Depreciation expense for the three months ended March 31, 2002 was $2,001.

NOTE 4-  NOTES AND MORTGAGES PAYABLE

                  Notes and mortgages payable at March 31, 2002, of $203,421 are due at interest rates ranging from 12.9% to 18% and are due at various times through September 2013. Certain amounts are secured by the Company's land and building.

NOTE 5-  NOTES PAYABLE - RELATED PARTIES

                  The Company has borrowed $534,851 at March 31, 2002 from officer's of the Company, family members of the officers and from other entities under common ownership of the officers. Management does not intend to repay these notes in full over the next year (see Note 7). Generally, these advances are non-interest bearing.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)




NOTE 6-  STOCKHOLDERS' (DEFICIT)

                  On May 12, 1998, the Company amended its Article of Incorporation to increase their authorized shares of common stock from 25,000 to 25,000,000, which was further increased to $500,000,000 in January, 2002. On June 16, 1998, 1,500,000
                  shares of common stock were issued and 1,000,000 shares were issued in 1999. In the year 2001, there were 2,000,000 shares issued to consultants, 11,151,508 shares issued for debenture conversions and 6,000,000 shares issued to the former owner of Broward Recycling, Inc. that was held up from prior years by Global Asset Management Group.

                  The 1,000,000 shares that were issued to Global Asset Management Group ("Global") may not be recovered. The Company believes that due to Global being in bankruptcy, that this previous stock subscription receivable recorded will not be collectable. Therefore, the Company has written off this receivable and offset additional paid-in capital.


NOTE 7-  GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2001 and for the quarter ended March 31, 2002.

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

                  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis or Plan of Operation Forward Looking Statements

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

General

The following discussion and analysis should be read in conjunction with the Financial Statements for the three month periods ended March 31, 2002 and 2001, appearing elsewhere in this Report on Form 10-QSB.

Results of Operations

The Company had revenues of $163,998 for the three months ended March 31, 2002, compared to revenues of $223,657 for the comparable 2001 period. The cost of goods sold decreased from $217,134 for the three months ended March 31, 2001, to $198,840 for the three months ended March 31, 2002. The Company had a gross profit of $6,523 in the three months ended March 31, 2001, but a loss on sales of $34,842 for the three month period ended March 31, 2002. The decline in revenues occurred substantially as a consequence of lower wholesale prices for recyclable materials. The Company's gross profit (loss) was also adversely affected by decreasing margins as the Company paid substantially the same amount for materials in 2002 as it paid in 2001 in order to maintain its relationships with suppliers, while resale prices declined. The Company's selling, general and administrative expenses increased to $116,920 for the three months ended March 31, 2002, compared to $79,586 for the comparable 2001 period. A substantial portion of the increase in selling, general and administrative expenses for the three months ended March 31, 2002, is attributable to the costs of the Company's financing activities. The Company had a net loss of $174,072 for the three months ended March 31, 2002, compared to a net loss of $80,063 for the three months ended March 31, 2001, as a consequence of the decline in revenues, the continuing high cost of goods sold, and increased selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's total current assets and total assets remained virtually unchanged from December 31, 2001, to March 31, 2002. The Company's current liabilities increased from $143,026 at December 31, 2001, to $157,728 at March 31, 2002, due to the Company's increase in accounts payable and accrued expenses. Long-term liabilities increased from $679,889 at December 31, 2001, to $766,785 at March 31, 2002, as the current portion of notes and mortgages payable increased from $101,305 at December 31, 2001, to $181,421 at March 31, 2002. Long-term liabilities increased from $679,889 at December 31, 2001, to $766,785 at March 31, 2002, substantially as a consequence of the increase in the current portion of notes and mortgages payable.

In the three months ended March 31, 2002, the Company financed its operating losses from notes and mortgages payable to third parties and related parties, and from the proceeds of convertible debentures. The net cash provided by financing activities increased from $84,002 for the three months ended March 31, 2001, to $160,600 for the three months ended March 31, 2002. The Company has determined not to proceed with any additional debenture financing, and does not intend to ask its officers, directors or other related persons to provide additional financing on a loan basis to the Company.

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

The Company believes that the recycling scrap metal markets will improve in 2002 and 2003 as world economies rebound from poor economic conditions and supplies of physical metal stored in warehouses begin to dwindle as demand increases, and that the economic trends in both 2002 and 2003 will lead to increases in the demand for, and the value of, recycled scrap. The Company also believes that, assuming an improvement in scrap metals markets in 2002, the Company should be able to generate sufficient revenues from sales to support its operations in 2002. However, the Company has received a going concern opinion from its auditors and, of course, the Company cannot provide any assurance that it will be able to generate sufficient revenues to continue operations through 2002 without receiving additional proceeds from debt or equity financings.

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

As of March 31, 2002, and as of the date this Report is filed, the Company owed approximately $41,000 to its debentureholders. The debentureholders have made oral demands upon the Company for payment, which can be accomplished by the payment of cash or by the delivery to the debentureholders of shares upon conversion of the outstanding balance of the debentures. The Company has not determined whether it will provide additional shares for conversion or pay the debentureholders in cash.

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

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                                       IEMI
                                       ---------------------------------------
                                                   (Registrant)


Dated: June 5, 2002                    By:      /s/ HAROLD A. SOLOMON
                                           -----------------------------------
                                                Harold A. Solomon, President