Form 10QSB
period 2002-06-30
IEMI
filed 2002-09-20
CIK 1100688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002


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

Item 1.     Financial Statements

               Condensed Financial Report,
               June 30, 2002 and March 31, 2002......................... 3-4

               Notes to Financial Report................................ 5-8

Item 2.     Management's  Discussion and Analysis or Plan of Operation.. 9


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings........................................... 10

Item 2.     Changes in Securities and Use of Proceeds................... 10

Item 3.     Defaults Upon Senior Securities............................. 10

Item 4.     Submission of Matters to a Vote of Security Holders......... 10

Item 5.     Other Information........................................... 10

Item 6.     Exhibits and Reports on Form 8-K............................ 10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                           CONDENSED FINANCIAL REPORT

                                     June 30, 2002         March 31, 2002


Cash                                      (2,668)                 19,521
Inventory                                  7,700                  14,694
Due Shareholder                           14,000                  14,000
Due from IEMI                                  -                       -
Due from Broward                               -                       -
Investment in Broward                          -                       -
Loan Receivable - Triple Crown             5,000                   5,000
Loan Receivable - NRES                     5,000                   5,000
Fixed Assets                             250,860                 250,860
A/D - Fixed Assets                      (126,010)               (124,009)

Total assets                             153,882                 185,066

Loan Costs                                (7,067)                 (7,067)
A/A - Loan Costs                           1,604                   1,497
Deposits                                    (639)                   (639)
Exchange                                       -                   3,282
Acct. Payable/Accrued Expenses             9,775                  11,547
Customers Deposits                       126,556                 115,406
Debentures payable                        54,812                  54,812
Note Payable - related parties           506,171                 534,851
Intercompany Loan                              -                       -
Notes Payable - Current                        -                       -
Notes Payable - Long-term                156,041                 165,221
Common Stock                             461,418                 461,418
APIC                                     817,328                 817,328
Subscription Receivable                        -                       -
Retained Earnings                     (1,878,383)             (1,878,383)
Loss for period                          (93,734)                (94,207)

Total liabilities                        153,882                 185,066

The accompanying notes are an integral part of this condensed financial report.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                           CONDENSED FINANCIAL REPORT

                                     June 30, 2002         March 31, 2002


Sales                                    405,687               170,577

COGS                                     377,850               176,232
Consulting                                13,540                11,655
Salaries                                  10,200                 5,525
Casual Labor                                 750                   750
Advertising                                  205                   205
Amortization                                 215                   108
Auto Expense                               5,135                 2,638
Bank Charges                               4,505                 3,827
Cash Short (Over)                              -                 7,139
Depreciation                               4,002                 2,001
Donations                                      5                     5
Dues and Subscriptions                        37                    17
Entertainment                                  -                     -
Insurance                                 13,219                 5,990
Interest                                  16,231                 8,583
Legal and Accounting                      13,821                10,321
Licenses and Fees                            470                     -
Miscellaneous                              4,702                 3,805
Office                                    10,876                 6,378
Outside Services                           6,413                 6,321
Postage                                       70                    70
Repairs and Maintenance                    1,773                   937
Supplies                                       -                     -
Taxes - Other                              6,037                 5,206
Taxes - Payroll                            1,166                   809
Telephone                                  5,377                 4,371
Travel                                         -                     -
Transfer Agent Fees                            -                     -
Utilities                                  2,822                 1,891
                                               -                     -
Loss for period                           93,734                94,207

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                       NOTES TO CONDENSED FINANCIAL REPORT
                            JUNE 30, 2002 (UNAUDITED)

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial report included herein has been prepared by IEMI and Subsidiaries ("IEMI") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and IEMI believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these consolidated condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by IEMI later in the year.

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

                  During 2001, the Company established another subsidiary, Hollywood Metals Acquisition Corp.

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                 NOTES TO CONDENSED FINANCIAL REPORT (CONTINUED)
                            JUNE 30, 2002 (UNAUDITED)


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation
                  ---------------------------

                  The condensed financial report includes the accounts of IEMI and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                 NOTES TO CONDENSED FINANCIAL REPORT (CONTINUED)
                            JUNE 30, 2002 (UNAUDITED)


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

                              IEMI AND SUBSIDIARIES
                      (FORMERLY INTERNATIONAL ENVIRONMENTAL
                        MANAGEMENT, INC. AND SUBSIDIARY)
                 NOTES TO CONDENSED FINANCIAL REPORT (CONTINUED)
                            JUNE 30, 2002 (UNAUDITED)


NOTE 7-  GOING CONCERN

                  As shown in the accompanying condensed financial report the Company incurred substantial net losses.

                  There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management is actively seeking new equity or new ownership for the company.

                  The condensed financial report does not include any adjustments that might result from the outcome of these uncertainties.

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

General

The following discussion and analysis should be read in conjunction with the condensed financial report for the six month period ended June 30, 2002 appearing elsewhere in this Report on Form 10-QSB.

Results of Operations

The Company had revenues of $235,110 for the three months ended June 30, 2002, compared to revenues of $170,577 for the three months ended March 31, 2002. The cost of goods sold increased from $176,232 for the three months ended March 31, 2002, to $201,6180 for the three months ended June 30, 2002. The Company had a a loss on sales of $473 for the three month period ended June 30, 2002.

Liquidity and Capital Resources

During the three month period ended June 30, 2002 cash and inventory declined by $22,189 and $6,994 respectively, and dep[reciation increased $2,001. This use of working capital was largely offset by increases in notes payable. The Company has determined not to proceed with any additional debenture financing, and does not intend to ask its officers, directors or other related persons to provide additional financing on a loan basis to the Company.

The Company believes that the recycling scrap metal markets will improve in 2002 and 2003 as world economies rebound from poor economic conditions and supplies of physical metal stored in warehouses begin to dwindle as demand increases, and that the economic trends in both 2002 and 2003 will lead to increases in the demand for, and the value of, recycled scrap. The Company also believes that, assuming an improvement in scrap metals markets in 2002, the Company should be able to generate sufficient revenues from sales to support its operations in 2002. However, the Company cannot provide any assurance that it will be able to generate sufficient revenues to continue operations through 2002 without receiving additional proceeds from debt or equity financings.

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

                  99.1  Certification of CEO and CFO

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

                                                       IEMI
                                       ---------------------------------------
                                                   (Registrant)


Dated: September 20, 2002                  By:      /s/ HAROLD A. SOLOMON
                                           -----------------------------------
                                                Harold A. Solomon, President

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of IEMI on form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold A. Solomon, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes -Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ HAROLD A. SOLOMON
---------------------
Harold A. Solomon, President
CEO, September 20, 2002

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of IEMI (the Company) on form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold A. Solomon, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(b) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


/s/ HAROLD A. SOLOMON
---------------------
Harold A. Solomon, President
CFO, September 20, 2002