Form 10QSB
period 2002-09-30
IEMI
filed 2003-01-17
CIK 1100688

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


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

Item 1.     Financial Statements

               Statement of Financial Position September 30, 2002....... 3

               Statement of Operations Ended September 30, 2002......... 4

               Notes to Financial Statements............................ 5-8

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

Item 3.     Defaults Upon Senior Securities............................. 10

Item 4.     Submission of Matters to a Vote of Security Holders......... 10

Item 5.     Other Information........................................... 10

Item 6.     Exhibits and Reports on Form 8-K............................ 10

                                      IEMI
                         STATEMENT OF FINANCIAL POSITION
                               September 30, 2002






        ASSETS

Current Assets:
      Cash                                                         $ 893
      Receivable from Shareholder                                  8,989
      Loans receivable                                            10,000
      Inventory                                                    7,700
      Other current assets                                           639
                                                               ---------
           Total Current Assets                                   28,221

Fixed Assets
      Fixed assets                                               250,860
      Less accumulated depreciation                             (128,011)
                                                               ---------
           Net Fixed Assets                                      122,849

Loan costs net of accumulated amoritzation                         5,356
                                                               ---------
TOTAL ASSETS                                                   $ 156,426
                                                               =========

            LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
      Accounts payable and other accrued expenses              $  18,008
      Customer deposits                                          116,868
                                                               ---------
           Total Current Liabilities                             134,876

Long-term Liabilities
      Debenture payable                                           54,812
      Note payable - related parties                             540,292
      Note payable                                               153,120
                                                               ---------
           Total Long-term Liabilities                           748,224

Stockholder's Equity:
      Common stock                                               461,418
      Paid in Capital                                            817,328
      Retained earnings                                       (2,005,420)
           Total Stockholder's Equity                           (726,674)
                                                               ---------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                      $ 156,426
                                                               =========

                                      IEMI
                             STATEMENT OF OPERATIONS
                            ENDED SEPTEMBER 30, 2002





     Sales                                                     $ 548,711

     Cost of Goods Sold                                         (516,777)
                                                               ---------
     Gross profit                                                 31,934

     Selling, general and administrative expenses               (139,855)
                                                               ---------
     Loss before other income (expenses)                        (107,921)

     Other income (expenses)                                     (19,116)
                                                               ---------
     Net loss applicable to common shares                     $ (127,037)
                                                               =========

                                      IEMI
                         NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002 (UNAUDITED)

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

                  The management of IEMI believes that the accompanying unaudited consolidated condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations for the periods presented.

                  IEMI (the "Company") (formerly International Environmental Management, Inc.) was in the business of collecting and processing scrap metal through its wholly-owned subsidiary Broward Recycling, Inc. (a Florida Corporation). The Company was organized in 1998. On June 16, 1998, the Company acquired the non-operating public shell of Tirol Pines, a Nevada corporation, in a transaction accounted for in a recapitalization. The only former shareholder of this company received 1,500,000 shares of common stock which represented a majority of the Company's outstanding shares.

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

                  During 2001, the Company established another subsidiary, Hollywood Metals Acquisition Corp.

                                      IEMI
                         NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002 (UNAUDITED)


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

                                      IEMI
                         NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002 (UNAUDITED)


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

                                      IEMI
                         NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002 (UNAUDITED)


NOTE 7-  GOING CONCERN

                  As shown in the accompanying condensed financial report the Company incurred substantial net losses.

                  The Company is unable to continue as a going concern.

                  Management is actively seeking new ownership for the company.

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

General

The following discussion and analysis should be read in conjunction with the condensed financial report for the nine month period ended September 30, 2002 appearing elsewhere in this Report on Form 10-QSB.

Results of Operations

The company ceased operaring in August 2002 and is in the process of seeking a buyer for the remainig public shell corporation. A comparison of results for tis period to any other would be meaningless.

Liquidity and Capital Resources

The company is unable to continue as a going concern.

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

                                                       IEMI
                                       ---------------------------------------
                                                   (Registrant)


Dated: January 14, 2003                  By:      /s/ HAROLD A. SOLOMON
                                           -----------------------------------
                                                Harold A. Solomon, President